Form 10-Q
period 2020-07-31
STARGUIDE GROUP, INC.
filed 2020-09-08
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-237681

Starguide Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

5199

(Primary Standard Industrial Classification Code Number)

61-1817627

(IRS Employer Identification No.)

275 Jatwada, Dasna Gate near Old Bus Stand

Ghaziabad, Uttar Pradesh, India 201002

Tel: (702) 996-6002

(Address and telephone number of registrant’s principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 4, 2020
Common Stock, $0.001	2,000,000

STARGUIDE GROUP, INC.

2 | Page

PART I. FINANCIAL INFORMATION

STARGUIDE GROUP, INC.

BALANCE SHEETS

	JULY 31, 2020	JANUARY 31, 2020
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash & cash equivalents	$1,002	$1,128
Prepaid Expenses	65	129
Total current assets	1,067	1,257

Non-current Assets	$800	$-
Office Equipment	800	-

Total Assets	$1,867	$1,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$7,667	$2,017
Total current liabilities	$7,667	$2,017
Total Liabilities	$7,667	$2,017

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,000,000 shares issued and outstanding	$2,000	$2,000
Accumulated Deficit	(7,800)	(2,760)
Total Stockholders’ equity (deficit)	$(5,800)	$(760)
Total Liabilities and Stockholders’ equity (deficit)	$1,867	$1,257

The accompanying notes are an integral part of these financial statements.

3 | Page

STARGUIDE GROUP, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

	Three month ended July 31, 2020	Three month ended July 31, 2019	Six month ended July 31, 2020	Six month ended July 31, 2019

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	617	51	5,040	824
Net loss from operations	(617)	(51)	(5,040)	(824)
Loss before provision for income taxes	(617)	(51)	(5,040)	(824)

Provision for income taxes	-		-	-

Net income (loss)	$(617)	$(51)	$(5,040)	$(824)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

STARGUIDE GROUP, INC.

STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS PERIODS ENDED JULY 31, 2019 AND JULY 31, 2020

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balances as of January 31, 2019	2,000,000	$2,000	$-	$(1,834)	$166
Net income (loss) for the three months ended April 30, 2019	-	-	-	(773)	(773)
Balances as of April 30, 2019	2,000,000	$2,000	$-	$(2,607)	$(607)
Net income (loss) for the three months ended July 31, 2019	-	-	-	(51)	(51)
Balances as of July 31, 2019	2,000,000	$2,000	$-	$(2,658)	(658)

Balances as of January 31, 2020	2,000,000	$2,000	$-	$(2,760)	$(760)
Net income (loss) for the three months ended April 30, 2020	-	-	-	(4,423)	(4,423)
Balances as of April 30, 2020	2,000,000	$2,000	$-	$(7,183)	$(5,183)
Net income (loss) for the three months ended July 31, 2020	-	-	-	(617)	(617)
Balances as of July 31, 2020	2,000,000	$2,000	$-	$(7,800)	(5,800)

The accompanying notes are an integral part of these financial statements.

5 | Page

STARGUIDE GROUP, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

	Six month ended July 31, 2020	Six month ended July 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,040)	$(824)
Decrease in prepaid expenses	64	-
Net cash used in operating activities	$(4,976)	$(824)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office Equipment	$(800)	$-
Net cash used in investing activities	$(800)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	$5,650	$89
Net cash provided by financing activities	$5,650	$89
Net decrease in cash and equivalents	$(126)	$(735)
Cash and equivalents at beginning of the period	$1,128	$2,094
Cash and equivalents at end of the year/ period	$1,002	$1,359
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

STARGUIDE GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JULY 31, 2020 AND JULY 31, 2019

NOTE 1 – ORGANIZATION AND BUSINESS

STARGUIDE GROUP, INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 21, 2017. The Company intends to commence operations in the distribution of Indian traditional art and crafts.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2020 and 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 21, 2017) to July 31, 2020, of $7,800 and working and net working capital deficiency of $6,600. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended July 31, 2020, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is distribution of Indian traditional art and crafts. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company’ functional and operational currency is US Dollar.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2020 and 2019 the Company’s bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of July 31, 2020, and 2019, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

7 | Page

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at July 31, 2020.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2020.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

8 | Page

Risks and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States and India. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. Many states and countries, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

Property and Equipment Depreciation Policy

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use. Any subsidy/reimbursement/contribution received for installation and acquisition of any fixed assets is shown as deduction in the year of receipt. Capital work- in progress is stated at cost.

Subsequent expenditure related to an item of fixed assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the Statement of Profit and Loss for the period during which such expenses are incurred.

The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Office Equipment – 3 years

In July 20, 2020, the Company purchased a computer for $800. Depreciation expense for the three-month period ended July 31, 2020 was $-0-.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In January 2019, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000.

As of July 31, 2020, the Company had 2,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 21, 2017 (Inception) through July 31, 2020, the Company’s sole officer and director loaned the Company $7,667 to pay for incorporation costs and operating expenses. As of July 31, 2020, the amount outstanding was $7,667. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2020 to the date the financial statements were issued and has determined that there are no items to disclose.

9 | Page

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

Starguide Group, Inc. was incorporated in the State of Nevada on February 21, 2017 and established a fiscal year end of January 31. We are still in the development stage and as of today we have no revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the distribution of Indian traditional art and crafts from India to individuals and wholesalers around the world. As of today, we have not identified any party to sell our products. Initially, our sole officer and director, Vicky Sharma will market our products. We intend to hire salespersons with good knowledge and connections in our market. The salesperson’s job would be to find potential customers, and to set up agreements with them. We intend to focus on direct marketing efforts whereby our representative will directly contact. We plan to advertise our service and products on different websites and social networks using context ad. We plan to use internet catalogs and use many online marketing tools to direct traffic to our website and identify potential customers. In addition, we are going to issue monthly printed catalog and send it to our clients.

RESULTS OF OPERATION

As of July 31, 2020, we had deficit of $7,800. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended July 31, 2020 compared to the Three Month Period Ended July 31, 2019

Revenue

During the three month periods ended July 31, 2020 and 2019, the Company did not generate any revenue.

Operating Expenses

During the three month period ended July 31, 2020, we incurred total expenses and professional fees of $617 compared to $51 for the three month period ended July 31, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

10 | Page

Net Loss

Our net loss for the three month period ended July 31, 2020 was $617 compared to $51 for the three month period ended July 31, 2019.

Six Month Period Ended July 31, 2020 compared to the Six Month Period Ended July 31, 2019

Revenue

During the six month periods ended July 31, 2020 and 2019 the Company did not generate any revenue .

Operating Expenses

During the six month period ended July 31, 2020, we incurred total expenses and professional fees of $5,040 compared to $824 for the six month period ended July 31, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the six month period ended July 31, 2020 was $5,040 compared to $824 for the six month period ended July 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2020 our total assets were $1,867 compared to $1,257 in total assets at January 31, 2020. As at July 31, 2020, total assets comprised of $1,002 in cash, $65 in prepaid expenses and $800 in net fixed assets. As at July 31, 2020, our current liabilities were $7,667 compared to $2,017 as of January 31, 2020.

Stockholders’ deficit was $5,800 as of July 31, 2020 compared to $760 as of January 31, 2020.

Cash Flows from Operating Activities

For the six-month period ended July 31, 2020, net cash flows used in operating activities was $4,976, consisting of net loss of $5,040 and decrease in prepaid expenses of $64. For the six-month period ended July 31, 2019, net cash flows used in operating activities was $824 consisting entirely of net loss of $824.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six-month period ended July 31, 2020 were $800 compared to none for the six-month period ended July 31, 2019.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended July 31, 2020 were $5,650, consisting entirely of loan from shareholder compared to $89 for the six-month period ended July 31, 2019.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

11 | Page

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our January 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended July 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended July 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

13 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARGUIDE GROUP, INC.

Dated: September 4, 2020	By:	/s/ Vicky Sharma
Vicky Sharma, President and Chief Executive Officer and Chief Financial Officer

15| Page