Form 10-Q
period 2020-10-31
STARGUIDE GROUP, INC.
filed 2020-12-11
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Ghaziabad, Uttar Pradesh, India 201002

Tel: (702) 996-6002

(Address and telephone number of registrant's principal executive offices)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 11, 2020
Common Stock, $0.001	2,215,000

STARGUIDE GROUP, INC.

2 | Page

PART I. FINANCIAL INFORMATION

STARGUIDE GROUP, INC. BALANCE SHEETS
	OCTOBER 31, 2020	JANUARY 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & cash equivalents	$6,273	$1,128
Prepaid Expenses	65	129
Total current assets	6,338	1,257

Non-current Assets	$733	$-
Office Equipment	733	-

Total Assets	$7,071	$1,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$7,667	$2,017
Total current liabilities	$7,667	$2,017
Total Liabilities	$7,667	$2,017

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized: 2,215,000 shares issued and outstanding (2,000,000 shares issued and outstanding as of January 31, 2020)	$2,215	$2,000
Additional Paid-In-Capital	6,235	-
Accumulated Deficit	(9,046)	(2,760)
Total Stockholders’ equity (deficit)	$(596)	$(760)
Total Liabilities and Stockholders’ equity (deficit)	$7,071	$1,257

The accompanying notes are an integral part of these financial statements.

3 | Page

STARGUIDE GROUP, INC. STATEMENT OF OPERATIONS (UNAUDITED)

	Three month ended October 31, 2020	Three month ended October 31, 2019	Nine month ended October 31, 2020	Nine month ended October 31, 2019

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,246	51	6,286	875
Net loss from operations	(1,246)	(51)	(6,286)	(875)
Loss before provision for income taxes	(1,246)	(51)	(6,286)	(875)

Provision for income taxes	-		-	-

Net income (loss)	$(1,246)	$(51)	$(6,286)	$(875)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,094,836	2,000,000	2,031,843	2,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

STARGUIDE GROUP, INC. STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED) FOR THE THREE AND NINE MONTHS PERIODS ENDED OCTOBER 31, 2019 AND OCTOBER 31, 2020

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balances as of January 31, 2019	2,000,000	$2,000	$-	$(1,834)	$166
Net income (loss) for the three months ended April 30, 2019	-	-	-	(773)	(773)
Balances as of April 30, 2019	2,000,000	$2,000	$-	$(2,607)	$(607)
Net income (loss) for the three months ended July 31, 2019	-	-	-	(51)	(51)
Balances as of July 31, 2019	2,000,000	$2,000	$-	$(2,658)	(658)
Net income (loss) for the three months ended October 31, 2019				(51)	(51)
Balances as of October 31, 2019	2,000,000	$2,000	$-	$(2,709)	(709)

Balances as of January 31, 2020	2,000,000	$2,000	$-	$(2,760)	$(760)
Net income (loss) for the three months ended April 30, 2020	-	-	-	(4,423)	(4,423)
Balances as of April 30, 2020	2,000,000	$2,000	$-	$(7,183)	$(5,183)
Net income (loss) for the three months ended July 31, 2020	-	-	-	(617)	(617)
Balances as of July 31, 2020	2,000,000	$2,000	$-	$(7,800)	(5,800)
Shares issued at $0.03	215,000	215	6,235	-	6,450
Net income (loss) for the three months ended October 31, 2020	-	-	-	(1,246)	(1,246)
Balances as of October 31, 2020	2,215,000	$2,215	$6,235	$(9,046)	(596)

The accompanying notes are an integral part of these financial statements.

5 | Page

STARGUIDE GROUP, INC. STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine month ended October 31, 2020	Nine month ended October 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,286)	$(875)
Decrease in prepaid expenses	64	-
Depreciation expenses	67	-
Net cash used in operating activities	$(6,155)	$(875)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office Equipment	$(800)	$-
Net cash used in investing activities	$(800)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	$5,650	$89
Proceeds from issuance of common shares	6,450	-
Net cash provided by financing activities	$12,100	$89
Net decrease in cash and equivalents	$5,145	$(786)
Cash and equivalents at beginning of the period	$1,128	$2,094
Cash and equivalents at end of the year/ period	$6,273	$1,308
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

STARGUIDE GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED OCTOBER 31, 2020 AND OCTOBER 31, 2019

NOTE 1 – ORGANIZATION AND BUSINESS

STARGUIDE GROUP, INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 21, 2017. The Company intends to commence operations in the distribution of Indian traditional art and crafts.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2020 and 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 21, 2017) to October 31, 2020, of $9,046 and working and net working capital deficiency of $6,600. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended October 31, 2020, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is distribution of Indian traditional art and crafts. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2020 and 2019 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of October 31, 2020, and 2019, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2020.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2020.

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

Office Equipment – 3 years

On July 20, 2020, the Company purchased a computer for $800. Depreciation expense for the three-month period ended October 31, 2020 was $67.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In January 2019, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000.

For the three months period ended October 31, 2020, the Company issued 215,000 shares of its common stock at $0.03 per share for total proceeds of $6,450.

As of October 31, 2020, the Company had 2,215,000 shares issued and outstanding.

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

Since February 21, 2017 (Inception) through October 31, 2020, the Company’s sole officer and director loaned the Company $7,667 to pay for incorporation costs and operating expenses. As of October 31, 2020, the amount outstanding was $7,667. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2020 to the date the financial statements were issued and has determined that there are no items to disclose.

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

RESULTS OF OPERATION

As of October 31, 2020, we had deficit of $9,046. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2020 compared to the Three Month Period Ended October 31, 2019

Revenue

During the three month periods ended October 31, 2020 and 2019, the Company did not generate any revenue.

Operating Expenses

During the three month period ended October 31, 2020, we incurred total expenses and professional fees of $1,246 compared to $51 for the three month period ended October 31, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

10 | Page

Net Loss

Our net loss for the three month period ended October 31, 2020 was $1,246 compared to $51 for the three month period ended October 31, 2019.

Nine Month Period Ended October 31, 2020 compared to the Nine Month Period Ended October 31, 2019

Revenue

During the nine month periods ended October 31, 2020 and 2019 the Company did not generate any revenue .

Operating Expenses

During the nine month period ended October 31, 2020, we incurred total expenses and professional fees of $6,286 compared to $875 for the nine month period ended October 31, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine month period ended October 31, 2020 was $6,286 compared to $875 for the nine month period ended October 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2020 our total assets were $7,071 compared to $1,257 in total assets at January 31, 2020. As at October 31, 2020, total assets comprised of $6,273 in cash, $65 in prepaid expenses and $733 in net fixed assets. As at October 31, 2020, our current liabilities were $7,667 compared to $2,017 as of January 31, 2020.

Stockholders’ deficit was $596 as of October 31, 2020 compared to $760 as of January 31, 2020.

Cash Flows from Operating Activities

For the nine-month period ended October 31, 2020, net cash flows used in operating activities was $6,155, consisting of net loss of $6,286, amortization expense of $67 and decrease in prepaid expenses of $64. For the nine-month period ended October 31, 2019, net cash flows used in operating activities was $875 consisting entirely of net loss of $875.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine-month period ended October 31, 2020 were $800 compared to none for the nine-month period ended October 31, 2019.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended October 31, 2020 were $12,100, consisting of proceeds from issuance of common stock of $6,450 and $5,650 of loan from shareholder compared to $89 for the nine-month period ended October 31, 2019.

11 | Page

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended October 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended October 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

13 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARGUIDE GROUP, INC.

Dated: December 11, 2020	By:	/s/ Vicky Sharma
Vicky Sharma, President and Chief Executive
Officer and Chief Financial Officer

15 | Page