Form 10-K
period 2021-01-31
STARGUIDE GROUP, INC.
filed 2021-04-21
CIK 1803096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-237681

Starguide Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

5199

(Primary Standard Industrial Classification Code Number)

61-1817627

(IRS Employer Identification No.)

275 Jatwada, Dasna Gate near Old Bus Stand

Ghaziabad, Uttar Pradesh, India 201002

Tel: (702) 996-6002

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒    No ☐

As of April 20, 2021 the registrant had 2,868,000 shares of common stock issued and outstanding. No aggregate market value of stock held by non-affiliates has been computed based upon the fact that no active trading market has been established as of April 20, 2021.

2 | Page

PART I

ITEM 1 BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Starguide Group, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

3 | Page

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

4 | Page

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of January 31, 2021, the 2,750,000 issued and outstanding shares of common stock were held by a total of 24 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Year ended January 31, 2021 compared to year ended January 31, 2020

Operating Expenses

During year ended January 31, 2021, we incurred $7,879 general and administrative expenses compared to $926 during year ended January 31, 2020. The expenses increased due to expanded operations.General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. Expenses incurred during year ended January 31, 2021 consisted of accounting related fee of $5,300, filing related fee of $1,739, bank charges of $518, depreciation of $134 and other miscellaneous expenses of $188.

5 | Page

Net Loss

Our net loss for the year ended January 31, 2021 was $7,879 compared to net loss of $926 as of January 31, 2020.

As of January 31, 2021

As of January 31, 2021 our total assets were $21,528 compared to $1,257 in total assets at January 31, 2020. As of January 31, 2021 our total current liabilities were $7,667 compared to $2,017 in total liabilities at January 31, 2020.

Stockholders’ equity was $13,861 of January 31, 2021 compared to Stockholders’ deficit of $760 as of January 31, 2020.

Cash Flows from Operating Activities

For the year ended January 31, 2021, cash flows used by operating activities was $7,681 consisting of a net loss of $7,879, decrease in prepaid expense of $64 and depreciation of $134. Net cash flows provided by operating activities was $1,055 for year ended January 31, 2020 consisting of a net loss of $926 and increase in prepaid expenses of $129.

Cash flows from Investing Activities

For the year ended January 31, 2021, cash flow used in investing activities was $800 compared to $0 for the year ended January 31, 2020. During the year ended January 31, 2021, the Company purchased computer equipment to make operations more efficient.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity instruments. For the year ended January 31, 2021 net cash provided by financing activities was $28,150 received from proceeds from issuance of Common stock of $22,500 and loan from related party if $5,650 compared to $89 for the year January 31, 2020, received from loan from related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

6 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2021 and January 31, 2020 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

7 | Page

Item 8. Financial Statements and Supplementary Data

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Starguide Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Starguide Group Inc. ("the Company") as of January 31, 2021, and 2020, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended January 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, company had accumulated losses of $ 10,639 since inception (February 21, 2017) and had not yet established an ongoing source of revenue sufficient to cover its operating costs. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2020.

Islamabad, Pakistan

Date: April 20, 2021

PART I. FINANCIAL INFORMATION

STARGUIDE GROUP, INC. BALANCE SHEETS
	JANUARY 31, 2021	JANUARY 31, 2020
ASSETS	(Audited)	(Audited)
Current Assets
Cash & cash equivalents	$20,797	$1,128
Prepaid Expenses	65	129
Total current assets	$20,862	$1,257

Non-current Assets
Office Equipment	$666	$-
Total non- current assets	$666	$-

Total Assets	$21,528	$1,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$7,667	$2,017
Total current liabilities	$7,667	$2,017
Total Liabilities	$7,667	$2,017

Stockholders’ Equity

Common stock, $0.001 par value, 75,000,000 shares authorized: 2,750,000 shares issued and outstanding (2,000,000 shares issued and outstanding as of January 31, 2020)	$2,750	$2,000
Additional Paid-In-Capital	21,750	-
Accumulated Deficit	(10,639)	(2,760)
Total Stockholders’ equity	$13,861	$(760)
Total Liabilities and Stockholders’ equity	$21,528	$1,257

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

STATEMENTS OF OPERATIONS (AUDITED)

	Year Ended January 31, 2021	Year Ended January 31, 2020

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	7,879	926
Net loss from operations	(7,879)	(926)
Loss before provision for income taxes	(7,879)	(926)

Provision for income taxes	-	-

Net income (loss)	$(7,879)	$(926)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,144,934	2,000,000

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2021 AND JANUARY 31, 2020 (AUDITED)

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balance as of January 31, 2019	2,000,000	$2,000	$-	$(1,834)	$166
Net income (loss) for the year ended January 31, 2020				(926)	(926)
Balance as of January 31, 2020	2,000,000	$2,000	$-	$(2,760)	(760)

Balance as of January 31, 2020	2,000,000	$2,000	$-	$(2,760)	$(760)
Shares issued during the year at $0.03	750,000	750	21,750	-	22,500
Net income (loss) for the year ended January 31, 2021	-	-	-	(7,879)	(7,879)
Balance as of January 31, 2021	2,750,000	$2,750	$21,750	$(10,639)	13,861

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC. STATEMENT OF CASH FLOWS (AUDITED)

	Year Ended January 31, 2021	Year Ended January 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,879)	$(926)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation expenses	134	-
Decrease (Increase) in prepaid expenses	64	(129)
Net cash used in operating activities	$(7,681)	$(1,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office Equipment	$(800)	$-
Net cash used in investing activities	$(800)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	$5,650	$89
Proceeds from issuance of common shares	22,500	-
Net cash provided by financing activities	$28,150	$89

Net increase (decrease) in cash and cash equivalents	$19,669	$(966)
Cash and equivalents at beginning of the year	$1,128	$2,094
Cash and equivalents at end of the year	$20,797	$1,128
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2021 AND JANUARY 31, 2020

NOTE 1 – ORGANIZATION AND BUSINESS

STARGUIDE GROUP, INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 21, 2017. The Company intends to commence operations in the distribution of Indian traditional art and crafts.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2021 and 2020 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 21, 2017) to January 31, 2021, of $10,639. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the year ended January 31, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is distribution of Indian traditional art and crafts. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2021 and 2020 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of January 31, 2021, and 2020, the Company has not issued any stock-based payments to its employees.

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

Due to the limited level of operations during the reporting period, the Company made no material assumptions or estimates other than the assumption that the Company is a going concern.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at January 31, 2021.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2021.

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

Property and Equipment Depreciation Policy

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use. Any subsidy/reimbursement/contribution received for installation and acquisition of any fixed assets is shown as deduction in the year of receipt. Capital work-in progress is stated at cost.

Subsequent expenditure related to an item of fixed assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the Statement of Operations for the period during which such expenses are incurred. The Company utilizes straight-line depreciation over the below estimated useful life of the asset.

Office Equipment – 3 years

On July 20, 2020, the Company purchased a computer for $800. Depreciation expense for the year ended January 31, 2021 was $134.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In January 2019, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000.

For the year ended January 31, 2021, the Company issued 750,000 shares of its common stock at $0.03 per share for total proceeds of $22,500.

As of January 31, 2021, the Company had 2,750,000 shares issued and outstanding.

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

Since February 21, 2017 (Inception) through January 31, 2021, the Company’s sole officer and director loaned the Company $7,667 to pay for incorporation costs and operating expenses.As of January 31, 2021, the amount outstanding was $7,667. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes. The Company has approximately $ 10,639 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

There was no income tax expense for the years ended January 31, 2021 and 2020. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at January 31, 2021 and January 31, 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss	7,879	926
Net deferred tax asset	1,655	194
Less: Valuation allowance	(1,655)	(194)
Deferred tax asset - net valuation allowance	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the year ended January 31, 2021. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the year ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

9 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address	Age	Position(s)
Vicky Sharma	41	President, Secretary
275 Jatwada, Dasna Gate near Old Bus Stand		Chief Financial Officer,
Ghaziabad, Uttar Pradesh, India 201002		Chief Executive Officer,
Sole Director

Our Director Vicky Sharma:

Held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

10 | Page

BACKGROUND INFORMATION ABOUT OUR SOLE OFFICER AND DIRECTOR

Vicky Sharma has acted as our President, Treasurer, Secretary and Director since our incorporation on February 21, 2017. In 2003 Mr. Sharma graduated from Ch. Charan Singh University with bachelor’s degree in management. Since 2009, he has been working as an accountant at Niagania Steels PVT. LDT., Ghaziabad, India. Mr. Sharma has never been in default with the bank or government and does not have any pending litigations or claims.

Mr. Sharma owned 72.72% of the outstanding shares of our common stock at the time of the appointment. As such, it was unilaterally decided that Mr. Sharma was going to be our President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer, Chief Accounting Officer and sole member of our board of directors. This decision did not in any manner relate to Mr. Sharma’s previous employments. Mr. Sharma’s and previous experience, qualifications, attributes or skills were not considered when he was appointed as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors.

AUDIT COMMITTEE

We do not have an audit committee or audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended January 31, 2021 and January 31, 2020:

Summary Compensation Table

Name Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Totals
Vicky Sharma	2017	0	0	0	0	0	0	0	0
President, Secretary	2018	0	0	0	0	0	0	0	0
CEO, CFO	2019	0	0	0	0	0	0	0	0
And Director	2020	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of January 31, 2021, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

11 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2021 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Vicky Sharma Ghaziabad, Uttar Pradesh, India 201002	2,000,000 shares of common stock (direct)	72.72%

The percent of class is based on 2,750,000 shares of common stock issued and outstanding as of January 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 23, 2019 the Company issued a total of 2,000,000 shares of common stock to Mr. Vicky Sharma for cash at $0.001 per share for a total of $2,000.

Mr. Sharma has loaned us funds for operations. The loan was not made pursuant to any loan agreements or promissory note. The loan is unsecured, non-interest bearing and due on demand. The balance due to the Mr. Sharma was $7,667 as of January 31, 2021. He is under no obligation to continue lending us money.

Mr. Sharma provides our office facilities at zero ($-0-) rent per month.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so once upon turning to a profitable business and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended January 31, 2021, we incurred approximately $3,900 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended January 31, 2020 and for the reviews of our financial statements for the quarters ended April 30, 2020, July 31, 2020 and October 31, 2020.

12 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARGUIDE GROUP, INC.

Dated: April 20, 2021	By:	/s/ Vicky Sharma
Vicky Sharma, President and Chief Executive Officer and Chief Financial Officer

14 | Page