Form 10-Q
period 2021-04-30
STARGUIDE GROUP, INC.
filed 2021-06-02
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 1, 2021
Common Stock, $0.001	2,868,000

2 | Page

PART I. FINANCIAL INFORMATION

STARGUIDE GROUP, INC. BALANCE SHEETS

	APRIL 30, 2021	JANUARY 31, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash & cash equivalents	$19,352	$20,797
Prepaid Expenses	-	65
Total current assets	19,352	20,862
Non-current Assets
Office Equipment	$599	$666
Total non- current assets	599	666
Total Assets	$19,951	$21,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$7,667	$7,667
Total current liabilities	$7,667	$7,667
Total Liabilities	$7,667	$7,667

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,868,000 shares issued and outstanding (2,750,000 shares issued and outstanding as of January 31, 2021)	$2,868	$2,750
Additional Paid-In-Capital	25,172	21,750
Accumulated Deficit	(15,756)	(10,639)
Total Stockholders’ equity	$12,284	$13,861
Total Liabilities and Stockholders’ equity	$19,951	$21,528

The accompanying notes are an integral part of these financial statements.

3 | Page

STARGUIDE GROUP, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended April 30, 2021	Three months ended April 30, 2020

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	5,117	4,423
Net loss from operations	(5,117)	(4,423)
Loss before provision for income taxes	(5,117)	(4,423)

Provision for income taxes	-	-

Net income (loss)	$(5,117)	$(4,423)

Income (loss) per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,852,258	2,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

STARGUIDE GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2021 AND APRIL 30, 2020 (UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balances as of January 31, 2020	2,000,000	$2,000	$-	$(2,760)	$(760)
Net income (loss) for the three months ended April 30, 2020	-	-	-	(4,423)	(4,423)
Balances as of April 30, 2020	2,000,000	$2,000	$-	$(7,183)	$(5,183)

Balances as of January 31, 2021	2,750,000	$2,750	$21,750	$(10,639)	$13,861
Shares issued at $0.03	118,000	118	3,422	-	3,540
Net income (loss) for the three months ended April 30, 2021	-	-	-	(5,117)	(5,117)
Balances as of April 30, 2021	2,868,000	$2,868	$25,172	$(15,756)	12,284

The accompanying notes are an integral part of these financial statements.

5 | Page

STARGUIDE GROUP, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

	Three month ended April 30, 2021	Three month ended April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,117)	$(4,423)
Decrease in prepaid expenses	65	64
Depreciation expenses	67	-
Net cash used in operating activities	$(4,985)	$(4,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	$-	$3,650
Proceeds from issuance of common shares	3,540	-
Net cash provided by financing activities	$3,540	$3,650
Net decrease in cash and equivalents	$(1,445)	$(709)
Cash and equivalents at beginning of the period	20,797	1,128
Cash and equivalents at end of the year/ period	$19,352	$419
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

STARGUIDE GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED APRIL 30, 2021 AND APRIL 30, 2020

NOTE 1 – ORGANIZATION AND BUSINESS

STARGUIDE GROUP, INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 21, 2017. The Company intends to commence operations in the distribution of Indian traditional art and crafts.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2021 and 2020 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated $15,756 loss from inception (February 21, 2017) to April 30, 2021. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended April 30, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is distribution of Indian traditional art and crafts. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2021 and 2020 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of April 30, 2021, and 2020, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at April 30, 2021.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2021.

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

Office Equipment – 3 years

On July 20, 2020, the Company purchased a computer for $800. Depreciation expense for the three-month period ended April 30, 2021 was $67.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In January 2019, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000.

For the year ended January 31, 2021, the Company issued 750,000 shares of its common stock at $0.03 per share for total proceeds of $22,500. For the three-month period ended April 30, 2021, the Company issued 118,000 shares of its common stock at $0.03 per share for total proceeds of $3,540.

As of April 30, 2021, the Company had 2,868,000 shares issued and outstanding.

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

Since February 21, 2017 (Inception) through April 30, 2021, the Company’s sole officer and director loaned the Company $7,667 to pay for incorporation costs and operating expenses. As of April 30, 2021, the amount outstanding was $7,667. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of April 30, 2021, we had deficit of $15,756. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-month period ended April 30, 2021 compared to the three-month period ended April 30, 2020

Revenue

During the three-month periods ended April 30, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

During the three-month period ended April 30, 2021, we incurred total expenses and professional fees of $5,117 compared to $4,423 for the three-month period ended April 30, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

10 | Page

Net Loss

Our net loss for the three-month period ended April 30, 2021 was $5,117 compared to $4,423 for the three-month period ended April 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2021 our total assets were $19,951 compared to $21,528 in total assets at January31, 2021. As at April 30, 2021, total assets comprised of $19,352 in cash and $599 in net fixed assets. As at April 30, 2021 and January 31, 2021, our current liabilities were $7,667.

Stockholders’ equity was $12,284 as of April 30, 2021 compared to $13,861 as of January 31, 2021.

Cash Flows from Operating Activities

For the three-month period ended April 30, 2021, net cash flows used in operating activities was $4,985, consisting of net loss of $5,117 and amortization expense of $67 and decrease in prepaid expenses of $65. For the three-month period ended April 30, 2020, net cash flows used in operating activities was $4,359 consisting of net loss of $4,423 and decrease in prepaid expenses of $64.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended April 30, 2021 were $3,540, consisting entirely of proceeds from issuance of common stock compared to $3,650 for the three-month period ended April 30, 2020, consisting of loan from shareholder.

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

11 | Page

GOING CONCERN

The independent auditors' report accompanying our January 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended April 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended April 30, 2021.

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

STARGUIDE GROUP, INC.

Dated: June 1, 2021	By:	/s/ Vicky Sharma
Vicky Sharma, President and Chief Executive Officer and Chief Financial Officer

15 | Page