Form 10-Q
period 2021-10-31
STARGUIDE GROUP, INC.
filed 2021-11-22
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 16, 2021
Common Stock, $0.001	2,868,000

STARGUIDE GROUP, INC.

PART I. FINANCIAL INFORMATION

STARGUIDE GROUP, INC. BALANCE SHEETS

	OCTOBER 31, 2021	JANUARY 31, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash & cash equivalents	$2,209	$20,797
Prepaid Expenses	-	65
Total current assets	2,209	20,862
Non-current Assets
Office Equipment	$465	$666
Total non- current assets	465	666
Total Assets	$2,674	$21,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$100	$-
Loans from related parties	7,667	$7,667
Total current liabilities	$7,767	$7,667
Total Liabilities	$7,767	$7,667

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,868,000 shares issued and outstanding (2,750,000 shares issued and outstanding as of January 31, 2021)	$2,868	$2,750
Additional Paid-In-Capital	25,172	21,750
Accumulated Deficit	(33,133)	(10,639)
Total Stockholders’ equity (deficit)	$(5,093)	$13,861
Total Liabilities and Stockholders’ equity (deficit)	$2,674	$21,528

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended October 31, 2021	Three months ended October 31, 2020	Nine months ended October 31, 2021	Nine months ended October 31, 2020

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	5,265	1,246	22,494	6,286
Net loss from operations	(5,265)	(1,246)	(22,494)	(6,286)
Loss before provision for income taxes	(5,265)	(1,246)	(22,494)	(6,286)

Provision for income taxes	-	-	-	-

Net income (loss)	$(5,265)	$(1,246)	$(22,494)	$(6,286)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,868,000	2,094,836	2,862,868	2,031,843

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2021 AND OCTOBER 31, 2020 (UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balances as of January 31, 2020	2,000,000	$2,000	$-	$(2,760)	$(760)
Shares issued at $0.03	215,000	215	6,235	-	6,450
Net income (loss) for the nine months ended October 31, 2020	-	-	-	(6,286)	(6,286)
Balances as of October 31, 2020	2,215,000	$2,215	$6,235	$(9,046)	$(596)

Balances as of January 31, 2021	2,750,000	$2,750	$21,750	$(10,639)	$13,861
Shares issued at $0.03	118,000	118	3,422	-	3,540
Net income (loss) for the nine months ended October 31, 2021	-	-	-	(22,494)	(22,494)
Balances as of October 31, 2021	2,868,000	$2,868	$25,172	$(33,133)	(5,093)

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended October 31, 2021	Nine months ended October 31, 2020

Net loss	$(22,494)	$(6,286)
Adjustment with respect to non- cash items
Depreciation expenses	201	67
	(22,293)	(6,219)
CASH FLOWS FROM OPERATING ACTIVITIES
Decrease in prepaid expenses	65	64
Increase in accounts payable	100	-
Net cash used in operating activities	$(22,128)	$(6,155)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	$-	$(800)
Net cash used in investing activities	-	(800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	$-	$5,650
Proceeds from issuance of common shares	3,540	6,450
Net cash provided by financing activities	$3,540	$12,100
Net decrease in cash and equivalents	$(18,588)	$5,145
Cash and equivalents at beginning of the period	20,797	1,128
Cash and equivalents at end of the year/ period	$2,209	$6,273
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED OCTOBER 31, 2021 AND OCTOBER 31, 2020

NOTE 1 – ORGANIZATION AND BUSINESS

STARGUIDE GROUP, INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 21, 2017. The Company intends to commence operations in the distribution of Indian traditional art and crafts.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2021 and 2020 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated $33,133 loss from inception (February 21, 2017) to October 31, 2021. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended October 31, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is distribution of Indian traditional art and crafts. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2021 and 2020 the Company’s bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of October 31, 2021, and 2020, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2021.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2021.

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

Office Equipment – 3 years

On July 20, 2020, the Company purchased a computer for $800. Depreciation expense for the nine-month period ended October 31, 2021 was $201.

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

As of October 31, 2021, the Company had 2,868,000 shares issued and outstanding.

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

Since February 21, 2017 (Inception) through October 31, 2021, the Company’s sole officer and director loaned the Company $7,667 to pay for incorporation costs and operating expenses. As of October 31, 2021, the amount outstanding was $7,667. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2021 to November 15, 2021 the date these financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of October 31, 2021, we had deficit of $33,133. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-month period ended October 31, 2021 compared to the three-month period ended October 31, 2020

Revenue

During the three-month periods ended October 31, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

During the three-month period ended October 31, 2021, we incurred total expenses and professional fees of $5,265 compared to $1,246 for the three-month period ended October 31, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three-month period ended October 31, 2021 was $5,265 compared to $1,246 for the three-month period ended October 31, 2020.

Nine-month period ended October 31, 2021 compared to the nine-month period ended October 31, 2020

Revenue

During the nine-month periods ended October 31, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

During the nine-month period ended October 31, 2021, we incurred total expenses and professional fees of $22,494 compared to $6,286 for the nine-month period ended October 31, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine-month period ended October 31, 2021 was $22,494 compared to $6,286 for the nine-month period ended October 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2021 our total assets were $2,674 compared to $21,528 in total assets at January 31, 2021. As at October 31, 2021, total assets comprised of $2,209 in cash and $465 in net fixed assets. As at October 31, 2021 our current liabilities were $7,767 compared to $7,667 in current liabilities at January 31, 2021. As at October 31, 2021, current liabilities comprised of $100 in accounts payable and $7,667 in loans from related party.

Stockholders’ deficit was $5,093 as of October 31, 2021 compared to $13,861 as of January 31, 2021.

Cash Flows from Operating Activities

For the nine-month period ended October 31, 2021, net cash flows used in operating activities was $22,128, consisting of net loss of $22,494 and depreciation expense of $201, decrease in prepaid expenses of $65 and increase in accounts payable of $100. For the nine-month period ended October 31, 2020, net cash flows used in operating activities was $6,155 consisting of net loss of $6,286, depreciation expense of $67 and decrease in prepaid expenses of $64.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine-month period ended October 31, 2021 was $-0-, compared to $800 for the nine-month period ended October 31, 2020.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended October 31, 2021 were $3,540, consisting entirely of proceeds from issuance of common stock compared to $12,100 for the nine-month period ended October 31, 2020, consisting of $5,650 loan from shareholder and $6,450 proceeds from issuance of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended October 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended October 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARGUIDE GROUP, INC.

Dated: November 17, 2021	By:	/s/ Vicky Sharma
Vicky Sharma, President and Chief Executive Officer and Chief Financial Officer

