Form 10-K
period 2022-01-31
STARGUIDE GROUP, INC.
filed 2022-04-29
CIK 1803096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 2022

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

Ghaziabad, Uttar Pradesh, India 201002

Tel: (702) 996-6002

(Address and telephone number of registrant’s executive office)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒      No ☐

As of April 29, 2022, the registrant had 2,868,000 shares of common stock issued and outstanding. No aggregate market value of stock held by non-affiliates has been computed based upon the fact that no active trading market has been established as of April 29, 2022.

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

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Starguide Group, Inc., unless otherwise indicated.

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

4 | Page

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION

As of January 31, 2022, the 2,868,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

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

RESULTS OF OPERATIONS

Year ended January 31, 2022 compared to year ended  January 31, 2021

Operating Expenses

During year ended January 31, 2022, we incurred $25,865 general and administrative expenses compared to $7,879 during year ended  January 31, 2021. The expenses increased due to expanded operations. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During year ended January 31, 2022 are expenses consisted of  accounting fees of $5,565, Edgar filing fees of $2,000, bank charges of $298, transfer agent fees of $10,019, consulting fees of $7,000, depreciation of $268 and other miscellaneous expenses of $715.

5 | Page

Net Loss

Our net loss for the year ended January 31, 2022 was $25,865 compared to net loss of $7,879 during year ended  January 31, 2021.

As of January 31, 2022

As of January 31, 2022 our total assets were $2,203 compared to $21,528 in total assets at January 31, 2021. As of January 31, 2022 our total current liabilities were $10,667 compared to $7,667 in total liabilities at January 31, 2021.

Stockholders’ deficit was $8,464 as of January 31, 2022 compared to Stockholders’ equity was $13,861 of January 31, 2021.

Cash Flows from Operating Activities

For the year ended January 31, 2022, cash flows used by operating activities was $25,532 consisting of a net loss of $25,865, decrease in prepaid expense of $65 and depreciation of $268. For the year ended January 31, 2021, cash flows used by operating activities was $7,861consisting of a net loss of $7,879, decrease in prepaid expense of $64 and depreciation of $134.

Cash flows from Investing Activities

For the year ended January 31, 2022, cash flow used in investing activities was $0 compared to $800 for the year ended January 31, 2021. During the year ended January31, 2021, the Company purchased computer equipment to make operations more efficient.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity instruments. For the year ended January 31, 2022 net cash provided by financing activities was $6,540 received from proceeds from issuance of Common stock of $3,540 and loan from related party if $3,000 compared to $28,150 received from proceeds from issuance of Common stock of $22,500 and loan from related party if $5,650.

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

GOING CONCERN

The independent auditors’ report accompanying our January 31, 2022 and January 31, 2021 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

Building No. H-1, Street 8, Abu Baker Market, Sector G-11/1, Islamabad Pakistan Tel: +92-51-2308271 - 72 Email: info@thezmk.com www.thezmk.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Starguide Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Starguide Group Inc. (“the Company”) as of January 31, 2021, and 2020, the related statements of operations, stockholder’s equity, and cash flows, for each of the two years in the period ended January 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, company had accumulated losses of $ 10,639 since inception (February 21, 2017) and had not yet established an ongoing source of revenue sufficient to cover its operating costs. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United  States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of  the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/Zia Masood Kiani & Co.
Zia Masood Kiani & Co. (Chartered Accountants)

We have served as the Company’s auditor since 2020.

Islamabad, Pakistan

Date: April 20, 2021

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

Starguide Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Starguide Group, Inc. as of January 31, 2022 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Starguide Group, Inc. as of January 31, 2021, were audited by other auditors whose report dated April 20, 2021 expressed an unqualified opinion on those statements.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 2 to the financial statements, the Company has incurred losses from inception through January 31, 2022 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2022.

Seattle, Washington

April 25, 2022

PART I. FINANCIAL INFORMATION

STARGUIDE GROUP, INC. BALANCE SHEETS
	JANUARY 31, 2022	JANUARY 31, 2021
ASSETS	(Audited)	(Audited)
Current Assets
Cash & cash equivalents	$1,805	$20,797
Prepaid Expenses	0	65
Total current assets	1,805	20,862

Non-current Assets	$398	$666
Office Equipment	398	666

Total Assets	$2,203	$21,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$10,667	$7,667
Total current liabilities	$10,667	$7,667
Total Liabilities	$10,667	$7,667

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,868,000 shares issued and outstanding (2,750,000 shares issued and outstanding as of January 31, 2021)	$2,868	$2,750
Additional Paid-In-Capital	25,172	21,750
Accumulated Deficit	(36,504)	(10,639)
Total Stockholders’ equity (deficit)	$(8,464)	$13,861
Total Liabilities and Stockholders’ equity (deficit)	$2,203	$21,528

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

STATEMENTS OF OPERATIONS (AUDITED)

	Year Ended January 31, 2022	Year Ended January 31, 2021

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	25,865	7,879
Net loss from operations	(25,865)	(7,879)
Loss before provision for income taxes	(25,865)	(7,879)

Provision for income taxes	-	-

Net income (loss)	$(25,865)	$(7,879)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,864,161	2,144,934

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2021 AND JANUARY 31, 2022 (AUDITED)

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balances as of January 31, 2020	2,000,000	$2,000	$-	$(2,760)	$(760)
Shares issued at $0.03	750,000	750	21,750	-	22,500
Net income (loss) for the year ended January 31,2021	-	-	-	(7,879)	(7,879)
Balances as of January 31, 2021	2,750,000	$2,750	$21,750	$(10,639)	$13,861

Balances as of January 31, 2021	2,750,000	$2,750	$21,750	$(10,639)	$13,861
Shares issued at $0.03	118,000	118	3,422	-	3,540
Net income (loss) for the year ended January 31, 2022	-	-	-	(25,865)	(25,865)
Balances as of January 31, 2022	2,868,000	$2,868	$25,172	$(36,504)	(8,464)

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

STATEMENT OF CASH FLOWS (AUDITED)

	Year Ended January 31, 2022	Year Ended January 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,865)	$(7,879)
Decrease (Increase) in prepaid expenses	65	64
Depreciation expenses	268	134
Net cash used in operating activities	$(25,532)	$(7,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office Equipment	$-	$(800)
Net cash used in investing activities	$-	$(800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	$3,000	$5,650
Proceeds from issuance of common shares	3,540	22,500
Net cash provided by financing activities	$6,540	$28,150
Net decrease in cash and equivalents	$(18,992)	$19,669
Cash and equivalents at beginning of the period	20,797	1,128
Cash and equivalents at end of the year/ period	$1,805	$20,797
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

STARGUIDE GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2022 AND JANUARY 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

STARGUIDE GROUP, INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 21, 2017. The Company intends to commence operations in the distribution of Indian traditional art and crafts.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2022 and 2021 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 21, 2017) to January 31, 2022, of $36,504. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the year ended January 31, 2022, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is distribution of Indian traditional art and crafts. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2022 and 2021 the Company’s bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of January 31, 2022, and 2021, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at January 31, 2022.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2022.

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

Office Equipment – 3 years

On July 20, 2020, the Company purchased a computer for $800. Depreciation expense for the year ended January 31, 2022 was $268.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In January 2019, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000.

For the year ended January 31, 2021, the Company issued 750,000 shares of its common stock at $0.03 per share for total proceeds of $22,500. For the year ended January 31, 2022, the Company issued 118,000 shares of its common stock at $0.03 per share for total proceeds of $3,540.

As of January 31, 2022, the Company had 2,868,000 shares issued and outstanding.

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

Since February 21, 2017 (Inception) through January 31, 2022, the Company’s sole officer and director loaned the Company $10,667 to pay for incorporation costs and operating expenses.  As of JANUARY 31, 2022, the amount outstanding was $10,667. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. INCOME TAXES

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

There was no income tax expense for the years ended January 31, 2022, and 2021. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at January 31, 2022 and January 31, 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss	25,865	7,879
Net deferred tax asset	5,432	1,655
Less: Valuation allowance	(5,432)	(1,665)
Deferred tax asset - net valuation allowance	$-	$-

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2022 to April 25, 2022 and has determined that there are the following items to disclose:

On March 7, 2022, the Company’s sole officer and director loaned the Company $2,982. This amount was deposited into the Company’s bank account.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management concluded that as a result of material weaknesses  related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

8 | Page

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

9 | Page

Mr. Sharma owned 69.73% of the outstanding shares of our common stock at the time of the appointment. As such, it was unilaterally decided that Mr. Sharma was going to be our President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer, Chief Accounting Officer and sole member of our board of directors. This decision did not in any manner relate to Mr. Sharma’s previous employments. Mr. Sharma’s and previous experience, qualifications, attributes or skills were not considered when he was appointed as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended January 31, 2021 and January 31, 2022:

Summary Compensation Table

Name Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Totals
Vicky Sharma	2017	0	0	0	0	0	0	0	0
President,	2018	0	0	0	0	0	0	0	0
Secretary	2019	0	0	0	0	0	0	0	0
CEO, CFO	2020	0	0	0	0	0	0	0	0
And Director	2021	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officer.

10 | Page

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of January 31, 2022, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

11 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2022 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Vicky Sharma Ghaziabad, Uttar Pradesh, India 201002	2,000,000 shares of common stock (direct)	69.73%

The percent of class is based on 2,868,000 shares of common stock issued and outstanding as of January 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 23, 2019 the Company issued a total of 2,000,000 shares of common stock to Mr. Vicky Sharma for cash at $0.001 per share for a total of $2,000.

Mr. Sharma has loaned us funds for operations. The loan was not made pursuant to any loan agreements or promissory note. The loan is unsecured, non-interest bearing and due on demand. The balance due to the Mr. Sharma was $10,667 as of January 31, 2022. He is under no obligation to continue lending us money.

Mr. Sharma provides our office facilities at zero ($-0-) rent per month.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended January 31, 2022, we incurred approximately $3,615 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended January 31, 2020 and for the reviews of our financial statements for the quarters ended April 30, 2021, July 31, 2021 and October 31, 2021.

12 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARGUIDE GROUP, INC.

Dated: April 29, 2022	By:	/s/ Vicky Sharma
Vicky Sharma, President and Chief Executive Officer and Chief Financial Officer

14 | Page