Form 10-Q
period 2022-04-30
STARGUIDE GROUP, INC.
filed 2022-06-14
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

300 E 2nd St

Ste 1510 PMB 5010

Reno, NV 89501

Tel: 702-664-0097

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 13, 2022
Common Stock, $0.001	2,868,000

PART I. FINANCIAL INFORMATION

STARGUIDE GROUP, INC.

BALANCE SHEETS

(Unaudited)

	APRIL 30, 2022	JANUARY 31, 2022
ASSETS
Current Assets
Cash & cash equivalents	$-	$1,805
Total current assets	-	1,805
Non-current Assets
Office Equipment	331	398
Total non- current assets	331	398
Total Assets	$331	$2,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$2,982	$10,667
Total current liabilities	2,982	$10,667
Total Liabilities	2,982	$10,667
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized: 2,868,000 shares issued and outstanding as of April 30, 2022 and January 31, 2022	2,868	2,868
Additional Paid-In-Capital	35,839	25,172
Accumulated Deficit	(41,358)	(36,504)
Total Stockholders’ equity	(2,651)	(8,464)
Total Liabilities and Stockholders’ equity	$331	$2,203

The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended April 30, 2022	Three months ended April 30, 2021

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	4,854	5,117
Loss from operations	(4,854)	(5,117)

Loss before provision for income taxes	(4,854)	(5,117)

Provision for income taxes	-	-

Net loss	$(4,854)	$(5,117)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,868,000	2,852,258

The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND APRIL 30, 2021

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balances as of January 31, 2021	2,750,000	$2,750	$21,750	$(10,639)	$13,861
Shares issued at $0.03	118,000	118	3,422	-	3,540
Net loss	-	-	-	(5,117)	(5,117)
Balances as of April 30, 2021	2,868,000	$2,868	$25,172	$(15,756)	12,284

Balances as of January 31, 2022	2,868,000	$2,868	$25,172	$(36,504)	$(8,464)
Loan forgiveness by related party	-	-	10,667	-	10,667
Net loss	-	-	-	(4,854)	(4,854)
Balances as of April 30, 2022	2,868,000	$2,868	$35,839	$(41,358)	(2,651)

The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

	Three month ended April 30, 2022	Three month ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,854)	$(5,117)
Adjustments for non-cash items
Decrease in Prepaid Expense	-	65
Depreciation expenses	67	67
Net cash used in operating activities	$(4,787)	$(4,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from related party	10,667	-
Repayment to related party	(7,658)	-
Proceeds from issuance of common shares	-	3,540
Net cash provided by financing activities	$2,982	$3,540

Net decrease in cash and equivalents	$(1,805)	$(1,445)
Cash and equivalents at beginning of the period	1,805	20,797
Cash and equivalents at end of the year/ period	$-	$19,352
Supplemental cash flow information:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED APRIL 30, 2022 AND APRIL 30, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

STARGUIDE GROUP, INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 21, 2017. The Company intends to commence operations in the distribution of Indian traditional art and crafts.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2022 and 2021 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated $41,358 loss from inception (February 21, 2017) to April 30, 2022. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended April 30, 2022, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is distribution of Indian traditional art and crafts. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

The results for the three months ended April 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2022 and for the related periods presented

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2022 and 2021 the Company’s bank deposits did not exceed the insured amounts.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at April 30, 2022.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2022.

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

Office Equipment – 3 years

On July 20, 2020, the Company purchased a computer for $800. Depreciation expense for the three-month period ended April 30, 2022 and 2021 was $67 and $67, respectively.

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

As of April 30, 2022, the Company had 2,868,000 shares issued and outstanding.

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

Since February 21, 2017 (Inception) through April 30, 2022, the Company’s sole officer and director loaned the Company $13,649 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand and unsecured. On February 7, 2022, the company entered into an agreement with the sole officer and director to waive the amount of $10,667. On March 7, 2022, the company’s sole officer and director loaned the company and deposited to their bank account in the amount of $2,982. As of April 30, 2022, the amount outstanding was $2,982.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2022 to the date the financial statements were issued and has disclose below:

Effective May 16, 2022, Vicky Sharma, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 2,000,000 shares of Common Stock of the Company to Northeast International Holdings Limited.

As a result of the acquisition, Northeast International Holdings Limited holds approximately 68% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and ultimately, the direction of our Company.

Also, effective May 16, 2022, the previous sole officer and director of the company, Vicky Sharma, resigned his positions with the Company. Upon such resignations, Lu Mei Xian was appointed as Chief Executive Officer, Treasurer and Secretary, and sole Director of the Company.

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

RESULTS OF OPERATION

As of April 30, 2022, we had deficit of $41,358. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-month period ended April 30, 2022 compared to the three-month period ended April 30, 2021

Revenue

During the three-month periods ended April 30, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

During the three-month period ended April 30, 2022, we incurred total expenses of $4,854 compared to $5,117 for the three-month period ended April 30, 2021. General and administrative and professional fee expenses incurred generally related to corporate expenses.

Net Loss

Our net loss for the three-month period ended April 30, 2022 was $4,854 compared to net loss of $5,117 for the three-month period ended April 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2022 our total assets were $331 compared to $2,203 in total assets at January 31, 2022. As of April 30, 2022, total assets comprised of $331 in net fixed assets. As at April 30, 2022 our current liabilities were $2,982 compared to $10,667 at January 31, 2022.

Stockholders’ deficit was $2,651 as of April 30, 2022 compared to $8,464 as of January 31, 2022.

Cash Flows from Operating Activities

For the three-month period ended April 30, 2022, net cash flows used in operating activities was $4,787, consisting of net loss of $4,854 and amortization expense of $67. For the three-month period ended April 30, 2021, net cash flows used in operating activities was $4,985 consisting of net loss of $5,117 and amortization expense of $67 and decrease in prepaid expenses of $65

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended April 30, 2022 were $2,982, consisting loan from shareholder compared to $3,540 for the three-month period ended April 30, 2021, consisting of loan from shareholder.

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

GOING CONCERN

The independent auditors’ report accompanying our April 30, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended April 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended April 30, 2022.

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

STARGUIDE GROUP, INC.

Dated: June 13, 2022	By:	/s/ Lu Mei Xian
Lu Mei Xian, President and Chief Executive Officer and Chief Financial Officer

