Form 10-Q
period 2022-07-31
STARGUIDE GROUP, INC.
filed 2022-08-24
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 24, 2022
Common Stock, $0.001	2,868,000

PART I. FINANCIAL INFORMATION

STARGUIDE GROUP, INC.

BALANCE SHEETS

(Unaudited)

	July 31, 2022	JANUARY 31, 2022
ASSETS
Current Assets
Cash & cash equivalents	$-	$1,805
Total current assets	-	1,805
Non-current Assets
Office Equipment	264	398
Total non- current assets	264	398
Total Assets	$264	$2,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable and Accruals	$3,000	$-
Loans from related parties	$8,805	$10,667
Total current liabilities	$11,805	$10,667
Total Liabilities	$11,805	$10,667
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,868,000 shares issued and outstanding as of April 30, 2022 and January 31, 2022	2,868	2,868
Additional Paid-In-Capital	35,839	25,172
Accumulated Deficit	(50,248)	(36,504)
Total Stockholders’ equity	(11,541)	(8,464)
Total Liabilities and Stockholders’ equity	$264	$2,203

The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended July 31, 2022	Three months ended July 31, 2021	Six months ended July 31, 2022	Six months ended July 31, 2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	8,890	12,112	13,744	17,229
Net loss from operations	(8,890)	(12,112)	(13,744)	(17,229)
Loss before provision for income taxes	(8,890)	(12,112)	(13,744)	(17,229)

Provision for income taxes		-		-

Net income (loss)	$(8,890)	$(12,112)	$(13,744)	$(17,229)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,868,000	2,868,000	2,868,000	2,860,260

The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2022 AND JULY 31, 2021

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balances as of January 31, 2021	2,750,000	$2,750	$21,750	$(10,639)	$13,861
Shares issued at $0.03	118,000	118	3,422	-	3,540
Net loss	-	-	-	(5,117)	(5,117)
Balances as of April 30, 2021	2,868,000	$2,868	$25,172	$(15,756)	$12,284
Net Loss	-	-	-	(12,112)	(12,112)
Balance as of July 31, 2021	2,868,000	2,868	$25,172	$(27,868)	$172

Balances as of January 31, 2022	2,868,000	$2,868	$25,172	$(36,504)	$(8,464)
Loan forgiveness by related party	-	-	10,667	-	10,667
Net loss	-	-	-	(4,854)	(4,854)
Balances as of April 30, 2022	2,868,000	$2,868	$35,839	$(41,358)	$(2,651)
Net Loss	-	-	-	(8,890)	(8,890)
Balance as of July 31, 2022	2,868,000	$2,868	$35,839	(50,248)	(11,541)

 The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

	Six month ended July 31, 2022	Six month ended July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,744)	$(17,229)
Adjustments for non-cash items
Decrease in Prepaid Expense	-	65
Net changes in operating assets and liabilities	134	134
Increase in accounts payable	-	500
Net cash used in operating activities	$(13,610)	$(16,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from related party	10,667	-
Repayment to related party	(1,862)	-
Proceeds from issuance of common shares	-	3,540
Net cash provided by financing activities	$8,805	$3,540

Net decrease in cash and equivalents	$(8,805)	$(12,990)
Cash and equivalents at beginning of the period	8,805	20,797
Cash and equivalents at end of the year/ period	$-	$7,807
Supplemental cash flow information:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED JULY 31, 2022 AND JULY 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

STARGUIDE GROUP, INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 21, 2017. The Company intends to commence operations in the distribution of Indian traditional art and crafts.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2022 and 2021 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated $50,248 loss from inception (February 21, 2017) to July 31, 2022. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended July 31, 2022, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is distribution of Indian traditional art and crafts. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

The results for the six months ended July 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2022and for the related periods presented

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2022 and 2021 the Company’s bank deposits did not exceed the insured amounts.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at July 31, 2022.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2022.

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

Office Equipment – 3 years

On July 20, 2020, the Company purchased a computer for $800. Depreciation expense for the six-month period ended July 31, 2022 and 2021 was $134 and $134, respectively.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In January 2019, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000.

For the year ended January 31, 2021, the Company issued 750,000 shares of its common stock at $0.03 per share for total proceeds of $22,500.

For the six-month period ended July 31, 2021, the Company issued 118,000 shares of its common stock at $0.03 per share for total proceeds of $3,540.

On May 16, 2022, Vicky Sharma, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 2,000,000 shares of Common Stock of the Company to Northeast International Holdings Limited.

As a result of the acquisition, Northeast International Holdings Limited holds approximately 68% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

As of July 31, 2022, the Company had 2,868,000 shares issued and outstanding.

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

Since February 21, 2017 (Inception) through July 31, 2022, the Company’s previous sole officer and director Vicky Sharma and current largest shareholder, Northeast International Holdings Limited, loaned the Company $16,472 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand and unsecured. On February 7, 2022, the company entered into an agreement with Vicky Sharma the sole officer and director at the time to waive the amount of $10,667. On March 7, 2022, Vicky Sharma loaned the company and deposited to their bank account in the amount of $2,982. As of July 31, 2022, the largest shareholder loaned the Company an additional $5,823 to cover operating cost. The Loan is a short-term loan, due on demand and non-interest bearing. As of July 31, 2022 the amount outstanding was $8,805.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2022 to the date the financial statements were issued and has determined that there are no items to disclose.

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

On May 16, 2022, Vicky Sharma, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 2,000,000 shares of Common Stock of the Company to Northeast International Holdings Limited.

As a result of the acquisition, Northeast International Holdings Limited holds approximately 68% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Also on May 16, 2022, the previous sole officer and director of the company, Vicky Sharma, resigned his positions with the Company. Upon such resignations, Lu Mei Xian was appointed as Chief Executive Officer, Treasurer and Secretary, and sole Director of the Company.

RESULTS OF OPERATION

As of July 31, 2022, we had deficit of $50,248. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six-month period ended July 31, 2022 compared to the six-month period ended July 31, 2021

Revenue

During the six-month periods ended July 31, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

During the six-month period ended July 31, 2022, we incurred total expenses of $13,744 compared to $17,229 for the six-month period ended July 31, 2021. General and administrative and professional fee expenses incurred generally related to corporate expenses.

Net Loss

Our net loss for the six-month period ended July 31, 2022 was of $13,744 compared to net loss of $17,229 for the six-month period ended July 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2022 our total assets were $264 compared to $2,203 in total assets at January 31, 2022. As of July 31, 2022, total assets comprised of $264 in net fixed assets. As at July 31, 2022 our current liabilities were $11,805 compared to $10,667 at January 31, 2022.

Stockholders’ deficit was $11,541 as of July 31, 2022 compared to $8,464 as of January 31, 2022.

Cash Flows from Operating Activities

For the six-month period ended July 31, 2022, net cash flows used in operating activities was $13,610.25, consisting of net loss of $13,744 and amortization expense of $134. For the six-month period ended July 31, 2021, net cash flows used in operating activities was $16,530 consisting of net loss of $17,229 and amortization expense of $134 and decrease in prepaid expenses of $65 and increase in accounts payable of $500.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended July 31, 2022 were $8,805, consisting of loan from shareholder compared to $3,540 for the six-month period ended July 31, 2021, consisting of loan from shareholder.

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

GOING CONCERN

The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern.

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The Company will require additional cash funding to fund operations. Therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended July 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended July 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARGUIDE GROUP, INC.

Dated: August 24, 2022	By:	/s/ Lu Mei Xian
Lu Mei Xian, President and Chief Executive Officer and Chief Financial Officer

