Form 10-Q
period 2022-10-31
STARGUIDE GROUP, INC.
filed 2022-12-19
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 21, 2022
Common Stock, $0.001	2,868,000

PART I. FINANCIAL INFORMATION

STARGUIDE GROUP, INC.

BALANCE SHEETS

(UNAUDITED)

	OCTOBER 31, 2022	JANUARY 31, 2022
ASSETS
Current Assets
Cash	$-	$1,805
Total current assets	-	1,805
Non-current Assets
Office equipment	198	398
Total non-current assets	198	398
Total assets	$198	$2,203
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Account payable and accruals	$267	$-
Loans from related parties	$17,645	$10,667
Total current liabilities	17,912	$10,667
Total liabilities	17,912	$10,667
Stockholders’ equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,868,000 shares issued and outstanding as of October 31, 2022 and January 31, 2022	2,868	2,868
Additional paid-in-capital	35,839	25,172
Accumulated deficit	(56,421)	(36,504)
Total stockholders’ deficit	(17,714)	(8,464)
Total liabilities and stockholders’ deficit	$198	$2,203

The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended October 31, 2022	Three months ended October 31, 2021	Nine months ended October 31, 2022	Nine months ended October 31, 2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	6,173	5,265	19,917	22,494
Loss from operations	(6,173)	(5,265)	(19,917)	(22,494)
Loss before provision for income taxes	(6,173)	(5,265)	(19,917)	(22,494)

Provision for income taxes		-		-

Net loss	$(6,173)	$(5,265)	$(19,917)	$(22,494)

Income (loss) per common share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	2,868,000	2,868,000	2,868,000	2,862,868

The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED OCTOBER 31, 2022 AND OCTOBER 31, 2021

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In - Capital	Accumulated Deficit	Total
Balances as of January 31, 2021	2,750,000	$2,750	$21,750	$(10,639)	$13,861
Shares issued at $0.03	118,000	118	3,422	-	3,540
Net loss	-	-	-	(5,117)	(5,117)
Balances as of April 30, 2021	2,868,000	$2,868	$25,172	$(15,756)	$12,284
Net Loss	-	-	-	(12,112)	(12,112)
Balances as of July 30, 2021	2,868,000	$2,868	$25,172	$(27,868)	$172
Net Loss	-	-	-	(5,265)	(5,265)
Balance as of October 31, 2021	2,868,000	2,868	$25,172	$(33,133)	$(5,093)

Balances as of January 31, 2022	2,868,000	$2,868	$25,172	$(36,504)	$(8,464)
Loan forgiveness by related party	-	-	10,667	-	10,667
Net loss	-	-	-	(4,854)	(4,854)
Balances as of April 30, 2022	2,868,000	$2,868	$35,839	$(41,358)	$(2,651)
Net loss	-	-	-	(8,890)	(8,890)
Balance as of July 31, 2022	2,868,000	$2,868	$35,839	(50,248)	(11,541)
Net loss	-	-	-	(6,173)	(6,173)
Balance as of October 31, 2022	2,868,000	$2,868	$35,839	(56,421)	(17,714)

The accompanying notes are an integral part of these unaudited financial statements.

STARGUIDE GROUP, INC.

STATEMENT OF CASH FLOWS

 (UNAUDITED)

	Nine months ended October 31, 2022	Nine months ended October 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,917)	$(22,494)
Adjustments for non-cash items
Depreciation expenses	200	201
Decrease (Increase) in prepaid expense	-	65
Net changes in operating assets and liabilities	-	-
Increase in accounts payable	267	100
Net cash used in operating activities	$(19,450)	(22,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	$-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of loan from shareholder	10,667	-
Payment to related party	6,978	-
Proceeds from issuance of common shares	-	3,540
Net cash provided by financing activities	$17,645	$3,540

Net decrease in cash and equivalents	$(1,805)	$(18,588)
Cash and equivalents at beginning of the period	1,805	20,797
Cash and equivalents at end of the year/ period	$-	$2,209
Supplemental cash flow information:
Interest	$-	$-
Taxes	$-	$-

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2022 and 2021 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated $56,421 loss from inception (February 21, 2017) to October 31, 2022. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended October 31, 2022, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is distribution of Indian traditional art and crafts. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

The results for the nine months ended October 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2022 and for the related periods presented.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of nine months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2022 and 2021 the Company’s bank deposits did not exceed the insured amounts.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2022.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2022.

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

Office Equipment – 3 years

On July 20, 2020, the Company purchased a computer for $800. Depreciation expense for the nine-month period ended October 31, 2022 and 2021 was $200 and $201, respectively.

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

As of October 31, 2022, the Company had 2,868,000 shares issued and outstanding.

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

Since February 21, 2017 (Inception) through October 31, 2022, the Company’s previous sole officer and director Vicky Sharma and current largest shareholder, Northeast International Holdings Limited, loaned the Company $16,472 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand and unsecured. On February 7, 2022, the company entered into an agreement with Vicky Sharma the sole officer and director at the time to waive the amount of $10,667. On March 7, 2022, Vicky Sharma loaned the company and deposited to their bank account in the amount of $2,982. As of July 31, 2022, the shareholder loaned the Company $8,805 to cover operating cost. As of October 31, 2022, the largest shareholder loaned the Company an additional $8,840 to cover operating cost. The Loan is a short-term loan, due on demand and non-interest bearing. As of October 31, 2022 the amount outstanding was $17,645. The imputed interest for the total outstanding loan amount is $267.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2022 to the date the financial statements were issued and has disclose Below:

On September 12, 2022, the Company entered into a Partnership Agreement with Mr Hoang Lo. The objective of the Partnership was to operate the business of Live Lead. Under the terms of the Partnership, the Company would own 80% of the business, with Mr Hoang Lo owning the remaining 20%. The Company did not obtain control in Live Lead as of October 31, 2022.

On December 14, 2022, the two parties to the Agreement, the Company and Mr Hoang Lo, agreed to unwind and dissolve the above Partnership Agreement, immediately releasing both parties from all obligations, claims and liabilities arising from the terms of the Partnership Agreement.

On December 8, 2022, the Company purchased 80% of Live Investment Holdings Ltd., a United Kingdom corporation, which owns 100% of Live Lead Tech Ltd., a United Kingdom corporation. The Company paid $16,000 in cash as consideration for this 80% share of Live Investments Holdings Ltd.

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

RESULTS OF OPERATION

As of October 31, 2022, we had deficit of $56,421. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine-month period ended October 31, 2022 compared to the Nine-month period ended October 31, 2021

Revenue

During the nine-month periods ended October 31, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

During the nine-month period ended October 31, 2022, we incurred total expenses of $19,917 compared to $22,494 for the nine-month period ended October 31, 2021. General and administrative and professional fee expenses incurred generally related to corporate expenses.

Net Loss

Our net loss for the nine-month period ended October 31, 2022 was of $19,917 compared to net loss of $22,494 for the nine-month period ended October 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2022 our total assets were $198 compared to $2,203 in total assets at January 31, 2022. As of October 31, 2022, total assets comprised of $198 in net fixed assets. As of October 31, 2022 our current liabilities were $17,912 compared to $10,667 at January 31, 2022.

Stockholders’ deficit was $17,714 as of October 31, 2022 compared to $8,464 as of January 31, 2022.

Cash Flows from Operating Activities

For the nine-month period ended October 31, 2022, net cash flows used in operating activities was $19,450, consisting of net loss of $19,918 and amortization expense and interest expense of $267. For the nine-month period ended October 31, 2021, net cash flows used in operating activities was $21,128 consisting of net loss of $22,494 and amortization expense of $201 and decrease in prepaid expenses of $65 and increase in accounts payable of $100.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended October 31, 2022 were $17,645, consisting of loan from shareholder compared to $3,540 for the nine-month period ended October 31, 2021, consisting of loan from shareholder.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the Nine-month period ended October 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the Nine-month period ended October 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARGUIDE GROUP, INC.

Dated: December 16, 2022	By:	/s/ Lu Mei Xian
Lu Mei Xian, President and Chief Executive Officer and Chief Financial Officer

