Form 10-K
period 2023-01-31
STARGUIDE GROUP, INC.
filed 2023-05-15
CIK 1803096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 2023

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2022: $868,000.

The number of shares of registrant’s common stock outstanding as of May 15, 2023 was 2,868,000.

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

The Company intends to be an incubator of Software as a Service (Saas) startups and is in active discussions with multiple SaaS businesses. The Company’s goal is to identify and locate SaaS businesses with the potential to grow, and to bring them under the Starguide corporate umbrella.

On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings, a corporation organized in Great Britain located in London, in exchange for sixteen thousand dollars ($16,000) on closing.  Live Investments Holdings Ltd. owns 100% of Live Lead Tech Ltd, a cloud-based lead generation software corporation organized in Great Britain located in London. As a result of the acquisition of a majority of the issued and outstanding shares of Live Investments Holdings Ltd, the Company have now assumed Live Investments Holdings Ltd’s business operations as a majority-owned subsidiary and on a consolidated basis.

Executive Summary:

Live Lead Tech Ltd is a cloud-based lead generation software company. Its flagship product, LiveLead, is designed to provide businesses with verified leads that are collected automatically from sources like Amazon, Apple, Facebook, Google, LinkedIn, and Twitter. A business lead is defined as a person who is interested in the product or service you sell. Obtaining leads is the first step of the sales cycle and is a major component of any sales-led organization.

LiveLead eliminates the need for businesses of all sizes to hire developers or engage in complex coding in its lead generation efforts., thanks to its user-friendly platform and utilization of technology.

History:

LiveLead is an offshoot of a highly successful product, Boost. Boost was first introduced in 2018 and since its inception, has been making waves in the market with its innovative approach to lead generation. With a focus on social opt-in, Boost has helped countless businesses to gather thousands of leads by providing a simple and intuitive platform for users to sign up for updates, newsletters, and other promotional content. Over the past few years, Boost has established itself as a reliable and trustworthy solution for businesses looking to expand their customer base and grow their revenue.

Boost was launched on the application marketplace AppSumo in 2020 and was met with much fanfare and enthusiasm from the marketing and startup communities. The launch was a major success, with Boost selling several thousand one-time licenses in a matter of weeks. The positive response to Boost's unique approach to lead generation was a testament to the product's value and effectiveness.

At the same time, the founder of Boost recognized that there was still a lot of room for improvement and growth. With this in mind, they decided to spin off Boost into a separate entity and create Live Lead Tech Ltd. The goal of Live Lead Tech is to take the proven success of Boost and build upon it to create an even more powerful and comprehensive solution for businesses looking to maximize their lead generation efforts.

One of the main objectives of LiveLead is to transition Boost from a one-time sale product to a subscription revenue model. This shift will allow LiveLead to provide an even more comprehensive and customized experience for its users, as well as offer additional features and benefits that were not possible with the one-time sale model. Additionally, the subscription revenue model will allow LiveLead to establish a more predictable and sustainable revenue stream, allowing the company to invest more resources into product development and growth.

The history of Boost and the creation of LiveLead is a testament to the founders' commitment to innovation, growth, and providing value to their customers. With a strong foundation in the form of Boost, LiveLead aims to become a major player in the social opt-in lead generation space.

Market Analysis:

A lead is a potential customer who has shown interest in a company's product or service and provided their contact information for future marketing efforts. A lead can be generated through various methods such as filling out a form on a website, attending an event, or responding to an advertisement.

Lead generation refers to the process of identifying and nurturing leads to the point where they become interested in a company's offerings. Effective lead generation involves creating a strong marketing strategy that attracts potential customers and converting them into leads. This can include tactics such as search engine optimization (SEO), content marketing, email marketing, and social media marketing. The ultimate goal of lead generation is to build a pipeline of qualified leads that can be passed on to sales teams for further nurturing and potential conversion into customers.

The demand for lead generation software is on the rise as businesses seek effective and efficient ways to capture leads. According to a report from July 2021 by The Insight Partners, the global lead generation solution market is projected to experience robust growth from 2021 to 2028, with a CAGR of 17.5% from 2021 to 2028, rising from US$ 3,103.80 million in 2021 to US$ 9,589.11 million by 2028.

The growth of the market can be attributed to several factors, including the increasing demand for lead-generation solutions by small and medium-sized businesses, the popularity of digital marketing and automation technologies, and the rise of e-commerce and the use of social media platforms for marketing purposes.

However, a major challenge for businesses is obtaining genuine and verified leads. Traditional lead generation methods such as collecting information from websites or social media can be time-consuming, inaccurate, and often result in unqualified leads.

Problem Definition:

This presents a significant opportunity for Live Lead Tech Ltd and its lead generation software, LiveLead. The software offers a user-friendly platform that eliminates the need for complicated tools and can be used by businesses of all sizes. LiveLead collects verified leads from sources such as Amazon, Apple, Facebook, Google, LinkedIn, and Twitter, providing businesses with a reliable and efficient way to capture genuine leads.

Social sign-up is a popular feature used by websites and apps to increase their signup conversion rate. The idea behind it is simple: users can sign up using their existing social media accounts, rather than filling out a lengthy form. This not only saves time for the user but also reduces friction in the sign-up process. However, this feature is not commonly used on opt-in forms on websites, where businesses typically ask visitors to provide their name and email address in exchange for something of value, such as a newsletter, an e-book, or a discount.

Businesses are always looking for new ways to collect leads and build their email lists. LiveLead offers a unique solution to this problem by providing businesses with opt-in links that they can place anywhere on their websites or learning pages. These links can be shared on social media, embedded in emails, or even added to QR codes. With LiveLead, businesses can collect email contacts wherever they can place a link, providing them with a new channel to reach their audience and grow their email lists.

Asking people to type their email addresses can be a significant barrier to collecting leads, as it can be a poor user experience. Some people may be hesitant to provide their personal information, while others may simply find the process too time-consuming. LiveLead social opt-in solves this problem by allowing the audience to opt in quickly without typing their name and email address. The audience simply clicks on a LiveLead link and the information is automatically captured. This streamlines the opt-in process and provides a better user experience, making it easier for businesses to collect leads and grow their email lists.

Target Market:

We understand that every business is unique, with its own set of challenges and goals. That's why we have designed our lead generation software to be highly versatile, and capable of catering to businesses of all sizes and industries. Our target market is extensive, and we aim to provide value to small and medium-sized businesses, startups, and large enterprises alike. Leveraging the latest technology, LiveLead provides an effortless and efficient solution for businesses seeking to boost visibility, expand their customer base, and generate high-quality leads. Designed to meet the needs of both new startups and well-established enterprises, the software helps businesses achieve growth goals and succeed in a competitive marketplace. Its user-friendly interface and powerful lead collection capabilities make LiveLead an ideal solution for businesses looking to stay ahead of the curve and enhance their lead generation efforts.

Products:

Our flagship product, LiveLead, is a powerful and innovative lead-generation software designed to help businesses reach and engage with their target audience more effectively. Utilizing state-of-the-art intelligence technology, LiveLead automatically collects verified leads from sources such as Amazon, Apple, Facebook, Google, LinkedIn, and Twitter. The software is designed with ease of use in mind, and requires no special expertise or coding knowledge to operate, making it accessible to businesses of all sizes and industries.

In addition to LiveLead, we are committed to developing complementary products that will help businesses grow and succeed. One such product idea is the AI Lead Generation Chat Widget, a chat-based lead capture tool that uses AI technology to engage with website visitors and collect their information in real time, increasing the effectiveness of lead generation efforts.

How LiveLead Works:

LiveLead is a cloud-based software that helps businesses collect leads through social sign-up and login APIs. The software is designed to be user-friendly and enables businesses to create opt-in links without needing to code. An opt-in link is a link that visitors can click on to opt-in and subscribe for more information or receive something in exchange, such as an eBook. Opt-in links are similar to opt-in forms, which are used on websites for visitors to enter their email address, but opt-in links do not require the visitor to fill out a form with their information. With LiveLead, businesses can create opt-in buttons and QR codes based on their created opt-in links. Opt-in buttons are graphical elements that are placed on a website, encouraging visitors to click and opt-in.

Opt-in QR codes are two-dimensional barcodes that, when scanned with a smart phone camera, redirect visitors to the opt-in link.

Both opt-in buttons and QR codes can be customized to include the business' own social app credentials and custom domain, or they can choose to use the LiveLead default social apps and domain name.

Once a visitor clicks on an opt-in link, they are directed to a consent screen from the chosen social network, where they can approve or deny the request for their social account information.

If the visitor approves the request, their information, including email address and name, is collected and saved to the database. This information is then displayed on the user's dashboard and, if the user has entered the API key of their CRM or email automation tool, it will be sent to the external integration. The opt-in process also provides the visitor with access to locked resources promised by the business, such as an eBook and a free report.

Additionally, LiveLead offers advanced features for agencies and resellers, such as the ability to create white labeled accounts to sell and set up for their clients, making it a great solution for businesses that want to offer their own branded lead collection services to their customers.

Core Technology:

LiveLead operates on a robust and cost-effective tech stack consisting of MeteorJS, MongoDB, NodeJS, JQuery, and Nginx servers running on Ubuntu. MeteorJS is a full-stack JavaScript platform that provides fast and reactive updates to the user interface, ensuring a seamless and smooth user experience.

MongoDB is a NoSQL document-oriented database that provides high performance and scalability. It stores the lead information collected from the opt-in links, making it easily accessible and retrievable for the business. NodeJS is a JavaScript runtime environment that is designed for building scalable network applications, providing an efficient and effective means for communication between the different components of the software.

JQuery is a fast and concise JavaScript library that simplifies HTML document traversal and manipulation. It is used in LiveLead to add interactivity to the user interface and provide dynamic updates to the web page content. Nginx is a high-performance HTTP server that provides efficient request handling and is designed for web applications. It is used in LiveLead to handle incoming HTTP requests, providing fast and reliable response times.

The combination of these technologies provides a powerful and scalable solution for businesses looking to collect leads through social sign-up and login APIs.

Different Offers:

LiveLead offers two different options for businesses to choose from:

Done-for-you Social Opt-in: This option is designed for businesses that want to collect leads without having to do it themselves. LiveLead will handle the creation of opt-in links and the synchronization of leads to different CRMs or email marketing tools.

Do it Yourself SaaS Tool: This option is designed for businesses that want to have more control over the creation of their opt-in links and the synchronization of leads. With this option, businesses have access to the full range of LiveLead's features and can create their own opt-in links and configure the synchronization of leads to their desired CRM or email marketing tool.

How We Will Sell LiveLead:

Currently at the initial stages of our growth, we rely on a combination of direct and indirect sales channels to market and sell our flagship product, LiveLead. Our direct sales approach will involve reaching out to businesses and providing personalized demonstrations of the software, highlighting its key features and benefits, and ultimately closing deals. As we grow and establish ourselves in the market, we plan to expand our direct sales team, bringing on talented and experienced sales professionals who can effectively communicate the value of LiveLead to businesses of all sizes and industries.

In addition to direct sales, we will also leverage indirect sales channels to reach a wider audience and increase brand awareness. This will include building strategic partnerships with marketing agencies, technology firms, and other companies that serve the business community. Our goal is to develop mutually beneficial relationships that will allow us to access new markets, increase our visibility, and generate more leads.

To further incentivize businesses to try our software, we are offering a free trial period, giving businesses the opportunity to test the platform and see the results for themselves before committing to a purchase. This approach allows us to demonstrate the value of LiveLead and provides businesses with the peace of mind that comes with knowing that they are making an informed decision.

Where Do We Think Our Business Will Come From:

As a development company, we are constantly seeking out the most effective channels for reaching and connecting with our target market. While we have a solid understanding of the sales channels we plan to utilize, we understand the importance of being flexible and adaptable in the early stages of our business. That's why we are continually testing and exploring new opportunities for growth. Our goal is to identify the channels that are most effective for reaching our target market and scaling our business over time. In addition to the traditional sales channels, we are also exploring innovative marketing strategies and utilizing the latest technology to enhance our reach and impact. Our approach is to be proactive, innovative, and always looking for new and effective ways to grow our business and reach our target customers.

Business model:

Live Lead Tech's business model is based on providing businesses with innovative solutions for lead generation. The company aims to streamline the lead generation process and make it more efficient for businesses.

The revenue model for LiveLead Tech is a subscription-based model where businesses pay a monthly or annual fee for access to the platform and its features. The fee structure will vary based on the number of opt-in links used, the number of leads generated, and

In addition to the subscription fee, LiveLead Tech may also earn revenue through partnerships with other businesses in the marketing and lead generation space. The company may offer referral fees or commissions to these partners for any business they refer to Live Lead Tech.

Live Lead Tech's target market includes small to medium-sized businesses that are looking to increase their lead generation efforts. The company's solution is ideal for businesses in a variety of industries, including real estate, e-commerce, education, and healthcare.

By offering a unique and user-friendly solution for lead generation, LiveLead Tech aims to differentiate itself from its competitors and become a leader in the market. The company will invest in marketing and sales efforts to drive awareness and adoption of its platform among its target market.

Other Sources of Revenue

In addition to the main service offerings, Live Lead Tech has identified other sources of revenue that can complement our core business and provide additional value to our customers. One such opportunity is affiliate commissions from selling other companies' products to our business customers.

By partnering with complementary businesses and promoting their products through our platform and customer base, we can earn a commission on any sales that result. This can provide a mutually beneficial relationship, as it allows our partners to tap into a new audience and gain exposure to potential customers, while we can generate additional revenue without having to directly develop or market the products ourselves.

To capitalize on this opportunity, we plan to carefully select partner businesses that offer products that align with our customer base and align with our mission to provide value to our customers. We will negotiate favorable terms with our partners to ensure that we receive a fair commission on any sales generated and will provide ongoing support and marketing efforts to drive success for both ourselves and our partners.

In addition, we will explore other revenue sources that may complement our core business, such as offering premium features or additional services to our customers or exploring new markets and customer segments. Our goal is to continuously evolve our business and find new ways to drive growth and create value for our customers.

Strategic Plan:

Key success factors for a leading global business lead generation technology brand

The lead generation technology industry is rapidly growing with companies competing to provide the most effective and efficient solutions for businesses. Based on market research and the expertise of the Live Lead Tech management team, the company believes it can capture a significant market share in this industry. The following aspects are key elements of Live Lead Tech's strategic plan:

•	To provide a user-friendly platform that can be easily accessible to businesses of all sizes;
•	To utilize cutting-edge technology and data analytics to generate high-quality leads for business customers;
•	To offer customized lead generation solutions based on the specific needs of each business customer;
•	To have a strong network of partnerships and integrations with other lead generation and marketing technology tools;
•	To provide exceptional customer service and support to ensure customer satisfaction and retention;
•	To continuously innovate the platform and create new products to stay ahead of the competition.

Live Lead Tech understands that success in this industry requires a combination of global reach and local responsiveness. The company plans to structure its operations as a global holding company with a network of subsidiary or affiliate partners in key markets. This will allow Live Lead Tech to tap into local market networks and offer tailored lead generation solutions while also leveraging economies of scale in technology and data infrastructure.

Positioning strategy: “Leader in social opt-in”

As the demand for data privacy and opt-in solutions increases, it becomes crucial for startups like Live Lead Tech to establish a clear branding and positioning strategy in order to attract potential customers and partners. Live Lead Tech aims to be at the forefront of this trend by offering a cutting-edge SaaS tool that streamlines the social opt-in process for businesses.

In order to achieve our goal of becoming the leader in social opt-in, we plan to leverage our reputation as a startup that is dedicated to educating the market about the importance and benefits of this approach. Our commitment to providing top-notch customer support and our willingness to collaborate with partners will set us apart from the competition.

Additionally, we will adopt industry-leading marketing strategies to explain the value of our solution, using plain language and real-world examples to showcase how our tool can help businesses achieve their goals. Our marketing strategy will be fueled by a budget that allows us to be aggressive and creative and will include a cooperative marketing program with partners.

Live Lead Tech values transparency, connection, and a focus on delivering value to our customers. These values will be at the core of our brand and will guide all of our business decisions as we work to establish ourselves as the go-to solution for social opt-in.

Product strategy: "Reliable and trustworthy SaaS tool for social opt-in"

At Live Lead Tech, our SaaS tool for social opt-in is one of the most crucial assets of the company. With our experience in the market, we aim to position ourselves as a reliable and trustworthy solution for businesses. To maintain our leading position, the following strategic developments will be required:

•	Expand our offering with new and innovative features;

•	Enhance the user experience by incorporating feedback from our customers;

•	Make our SaaS tool accessible and easy to use for businesses of all sizes; and

•	Maintain the highest level of security and privacy for our users.

In addition to these developments, we recognize the importance of educating the market about social opt-in. This includes creating resources for businesses to understand the benefits of using our tool, as well as demonstrating the value we bring to the market.

With our focus on providing a reliable and trustworthy solution, Live Lead Tech is dedicated to continuously improving our SaaS tool to meet the market’s evolving needs.

Other Relevant Information:

LiveLead is designed to be a low-maintenance solution for businesses, with minimal costs for LiveLead Tech Ltd. The software is user-friendly, cloud-based, and requires no special expertise or coding knowledge to operate, making it easy for businesses to get started. The fully customizable platform allows businesses to tailor the system to their specific needs. Additionally, the opt-in links within LiveLead are unique and powerful for lead generation, as they can be placed anywhere online. To ensure success for businesses using LiveLead, we plan to offer a comprehensive support program, providing resources and guidance as needed.

Additionally, Starguide Group Inc is actively in negotiations to acquire Software as a Service (SaaS) companies with a view towards being an active incubator for these startups. Our team is very active in these negotiations and are in the concluding stages of finalizing agreement for another SaaS company. Live Lead Tech Ltd has also generated its first revenues and the company expects further growth in the very near future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION

As of May 15, 2023, the 2,868,000 issued and outstanding shares of common stock were held by a total of 6 shareholders of record.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended January 31, 2023 and 2022, which are included herein.

	Year Ended
	January 31,
	2023	2022	Changes	%

Revenue	$-	$-	$-	-
Operating Expenses	(44,520)	(25,865)	(18,655)	72%
Other expenses	(35)	-	(35)	-
Net Loss	$(44,555)	$(25,865)	$(18,690)	72%

Our audited financial statements report a net loss of $44,555 for the year ended January 31, 2023 compared to a net loss of $25,865 for the year ended January 31, 2022. The increase in net loss during the year ended January 31, 2023 was mainly due to an increase in the operating expenses.

Our operating expenses for the year ended January 31, 2023 were $44,520 compared to $25,865 for the year ended January 31, 2022..The operating expenses for the year ended January 31, 2023  mainly consists of accounting fees of $13,590, audit fees of $13,250 and management salaries to related party of $8,000. The increase in operating expenses was mainly attributed to the acquisition of subsidiaries during the year ended January 31, 2023.On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings which owns 100% of Live Lead Tech Ltd, a cloud-based lead generation software corporation organized in Great Britain.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	As of	As of
	January 31,	January 31,
	2023	2022	Changes	%

Current Assets	$2,933	$1,805	$1,128	62%
Current Liabilities	$157,605	$10,667	$146,938	1378%
Working Capital Deficiency	$(154,672)	$(8,862)	$(145,810)	1645%

Our total current assets as of January 31, 2023 were $2,933 as compared to total current assets of $1,805 as of January 31, 2022 due to an increase in cash.

Our total current liabilities as of January 31, 2023 were $157,605 as compared to total current liabilities of $10,667 as of January 31, 2022. The increase was primarily due to an increase in due to related parties and accounts payable and accrued liabilities.

Our working capital deficit at January 31, 2023 was $154,672 as compared to working capital deficit of $8,862 as of January 31, 2022. The increase in working capital deficiency was mainly attributed to an increase in due to related parties and accounts payable and accrued liabilities.

Cash Flows

	Year Ended
	January 31,
	2023	2022	Changes	%

Cash flows used in operating activities	$(36,638)	$(25,532)	$(11,106)	43%
Cash flows used in investing activities	(112,499)	-	(112,499)	-
Cash flows provided by financing activities	150,483	6,540	143,943	2201%
Effect of exchange rate changes on cash	(219)	-	(219)	-
Net changes in cash	$1,128	$(18,992)	$20,120	(106%)

Operating Activities

Net cash used in operating activities was $36,638 for the year ended January 31, 2023 compared with net cash used in operating activities of $25,532 during the prior year.

During the year ended January 31, 2023, the net cash used in operating activities was attributed to net loss of $44,555 reduced by depreciation of $796, an increase in accounts payable and accrued liabilities of $3,121 and an increase in management salary payable of $4,000.

During the year ended January 31, 2022, the net cash used in operating activities was attributed to net loss of $25,532 reduced by depreciation of $268 and a decrease in prepaid expenses of $65.

Investing Activities

During the year ended January 31, 2023, we used $112,499 for investing activities comprised of acquisition of subsidiaries, net of cash acquired of $28,899 and purchase of property, plant and equipment of $83,600. During the year ended January 31, 2022, we did not have any investing activities.

Financing Activities

During the year ended January 31, 2023 and 2022, net cash from financing activities was $150,483 and $6,540, respectively. During the year ended January 31, 2023, we received proceeds from related parties of $141,678 and proceeds from former director of $8,805. During the year ended January 31, 2022, we received proceeds from issuance of common stock of $3,540 and proceeds from related parties of $3,000.

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

GOING CONCERN

The independent auditors’ report accompanying our January 31, 2023 and January 31, 2022 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98660

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

Starguide Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Starguide Group, Inc. as of January 31, 2023 and the related consolidated statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the fiscal year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022 and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

May 14, 2023

STARGUIDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2023	2022
Assets
Current assets:
Cash	$2,933	$1,805
Total current assets	2,933	1,805

Property and equipment, net	83,202	398
Goodwill	26,319	-
Total Assets	$112,454	$2,203

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$11,927	$-
Due to related parties	145,678	10,667
Total Current liabilities	157,605	10,667

Total Liabilities	157,605	10,667

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	25,172
Accumulated deficit	(78,327)	(36,504)
Accumulated other comprehensive loss	(175)	-
Total deficit attributed to Starguide Group, Inc.	(39,795)	(8,464)
Deficit attributed to non-controlling interest	(5,356)	-
Total Stockholders' Deficit	(45,151)	(8,464)
Total Liabilities and Stockholders' Deficit	$112,454	$2,203

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 31,
	2023	2022

Revenue	$-	$-

Operating expenses
General and administrative expenses	36,520	25,865
Management salaries - related party	8,000	-
Total operating expenses	44,520	25,865

Loss from operations	(44,520)	(25,865)

Other income (expense):
Other income	106	-
Foreign exchange transaction loss	(141)	-
Total other income (expense)	(35)	-

Loss before income taxes	(44,555)	(25,865)

Income tax provision	-	-

Net Loss	(44,555)	(25,865)
Less: Net loss attributable to non-controlling interest	(2,732)	-
Net loss attributable to Starguide Group, Inc	$(41,823)	$(25,865)

Comprehensive loss
Net loss	$(44,555)	$(25,865)
Foreign currency adjustment	(219)	-
Total comprehensive loss	(44,774)	(25,865)
Less: Comprehensive income attributable to noncontrolling interests	44	-
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(44,730)	$(25,865)

Basic and diluted net income per common share:
Net income per common share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	2,868,000	2,864,161

The accompanying notes are an integral part of these consolidated financial statements

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED JANUARY 31, 2023 and 2022

	Common Stock		Additional		Accumulated Other		Non-	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total	controlling Interest	Equity (Deficit)

Balance - January 31, 2021	2,750,000	$2,750	$21,750	$(10,639)	$-	$13,861	$-	$13,861

Issuance of common stock for cash	118,000	118	3,422	-	-	3,540	-	3,540
Net loss	-	-	-	(25,865)	-	(25,865)	-	(25,865)
Balance - January 31, 2022	2,868,000	$2,868	$25,172	$(36,504)	$-	$(8,464)	$-	$(8,464)

Acquisition of subsidiaries	-	-	-	-	-	-	(2,580)	(2,580)
Loan forgiveness by related party	-	-	10,667	-	-	10,667	-	10,667
Foreign currency translation adjustments	-	-	-	-	(175)	(175)	(44)	(219)
Net loss	-	-	-	(41,823)	-	(41,823)	(2,732)	(44,555)
Balance - January 31, 2023	2,868,000	$2,868	$35,839	$(78,327)	$(175)	$(39,795)	$(5,356)	$(45,151)

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(44,555)	$(25,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	796	268
Changes in operating assets and liabilities:
Prepaid expenses	-	65
Accounts payable and accrued liabilities	3,121	-
Management salary payable	4,000	-
Net cash used in operating activities	(36,638)	(25,532)

Cash Flows from Investing Activities
Acquisitions of subsidiaries, net of cash acquired	(28,899)	-
Purchase of property, plant and equipment	(83,600)	-
Net cash used in investing activities	(112,499)	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	3,540
Proceeds from related parties	141,678	3,000
Proceeds from former director	8,805	-
Net cash provided by financing activities	150,483	6,540

Effect of exchange rate changes on cash	(219)	-

Net change in cash and cash equivalents	1,128	(18,992)
Cash and cash equivalents - beginning of period	1,805	20,797
Cash and cash equivalents - end of period	$2,933	$1,805

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activity:
Debt forgiven by related party	$10,667	$-

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company intends to be an incubator of Software as a Service (Saas) startups and is in active discussions with multiple SaaS businesses. The Company’s goal is to identify and locate SaaS businesses with the potential to grow, and to bring them under the Starguide corporate umbrella.

On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings, a corporation organized in Great Britain located in London, in exchange for sixteen thousand dollars ($16,000) on closing.  Live Investments Holdings Ltd. owns 100% of Live Lead Tech Ltd, a cloud-based lead generation software corporation organized in Great Britain located in London. As a result of the acquisition of a majority of the issued and outstanding shares of Live Investments Holdings Ltd, the Company have now assumed Live Investments Holdings Ltd’s business operations as a majority-owned subsidiary and on a consolidated basis.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $78,327 and a net loss of $44,555 for the year ended January 31, 2023. The Company did not generate revenues during the year ended January 31, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States of America. The Company’s fiscal year end is January 31.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its 80% owned subsidiaries of Live Investments Holdings Ltd. which owns 100% of Live Lead Tech Ltd. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of Live Investments Holdings Ltd. and Live Lead Tech Ltd. is the Great British Pounds (GBP). All transactions initiated GBP are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

1)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

2)	Equity at historical rates.

3)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income. Gains and losses from foreign currency transactions are included in earnings in the period of settlement.

	Year Ended	Year Ended
	January 31,	January 31,
	2023	2022
Spot GBP: USD exchange rate	1.2319	n/a
Average GBP: USD exchange rate	1.2209	n/a

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations

In accordance with ASC 805-10, “Business Combinations”, the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at January 31, 2023 and January 31, 2022.

Related Parties

We follow ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions (see Note 7).

Fair Value of Financial Instruments

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including accounts payable and accrued liabilities. are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Office Equipment	3 years

Computer Equipment	5 years

Computer Software	7 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended January 31, 2023 and 2022, no impairment losses have been identified.

Impairment of tangible and intangible assets

Tangible and intangible assets (excluding goodwill) are assessed at each reporting date for indications that an asset may be impaired. If any such indication exists, or when annual impairment testing for an asset is required, the Company makes an estimate of the asset's recoverable amount. The asset's recoverable amount is the higher of an asset's or cash-generating unit's fair value less costs of disposal and its value in use and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset or a group of assets exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset or the group of assets.

Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the year ended January 31, 2023 and 2022, the Company did not have any dilutive instruments

Income Taxes

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at January 31, 2023 (see Note 9).

Lease

The Company entered into an office lease agreement in Great Britain for an one-year term starting from December 2022 and expired in November 2023.

In accordance with ASC 842, “Leases,” we determine if an arrangement is a lease at inception.

The office lease meets the definition of a short-term lease because the lease term is 12 months or less without an automatic extension clause. Consequently, consistent with Company’s accounting policy election, the Company does not recognize the right-of-use asset and the lease liability arising from this lease.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted the new standard effective February 1, 2021 and there was no material impact on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ACQUISITIONS

On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings, a corporation organized in Great Britain located in London, in exchange for sixteen thousand dollars ($16,000) on closing.  Live Investments Holdings Ltd owns 100% of Live Lead Tech Ltd, a cloud-based lead generation software corporation organized in Great Britain located in London. As a result of the acquisition of a majority of the issued and outstanding shares of Live Investments Holdings Ltd, the Company have now assumed Live Investments Holdings Ltd’s business operations as a majority-owned subsidiary and on a consolidated basis.

The following table summarizes the fair value of the consideration paid by the Company:

Total purchase price	$16,000

Bank	1,404
Equipment	2,810
Prepaid Expense	724
Total identifiable assets	4,938

Due to related parties	(17,836)
Total identifiable liabilities	(17,836)

Net assets (liabilities)	(12,898)

Non-controlling interest	(2,580)
Total net assets (liabilities)	(10,319)

Goodwill	$26,319

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2023 and January 31, 2022 consisted of the following:

Cost	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2022	$800	$-	$-	$800
Additions	-	2,800	80,774	83,574
January 31, 2023	$800	$2,800	$80,774	$84,374

Accumulated Depreciation	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2022	$402	$-	$-	$402
Additions	267	219	284	770
January 31, 2023	$669	$219	$284	$1,172

Net book value	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2022	$398	$-	$-	$398
January 31, 2023	$131	$2,581	$80,490	$83,202

Depreciation expense for the years ended January 31, 2023 and 2022 amounted to $796 and $268, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accounts payable and accrued liabilities at January 31, 2023 and January 31, 2022 consisted of the following:

	January 31, 2023	January 31, 2022
Trade payable	$3,122	$-
Due to former director	8,805	-
	$11,927	$-

NOTE 7 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company has been relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. These loans are due on demand and non-interest bearing.

During the year ended January 31, 2023 and 2022, the former director of the Company, who resigned on May 16, 2022, advanced $8,805 and $3,000 to the Company to support business operation costs, respectively.  In pursuant to the loan waiver agreement entered on February 7, 2022, loan amount of $10,667 was forgiven during the year ended January 31, 2023. As of January 31, 2023, the amount due to the former director was $8,805.

During the year ended January 31, 2023, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $138,513 to the Company which includes operating cost of $41,740, acquisition of software of $80,774 and consideration of $16,000 for the 80% acquisition of Live Investments Holdings Ltd. As of January 31, 2023, the amount due to the majority shareholder of the Company of $138,513.

During the year ended January 31, 2023, the director of Live Investments Holding Ltd. advanced $3,165 to the Company to support operation costs. During the year ended January 31, 2023, the Company accrued management salary of $4,000 for January 2023. As of January 31, 2023, the amount due to the director of Live Investments Holding Ltd. was $7,165.

As of January 31, 2023 and January 31, 2022, the total amount due to related parties was $145,678 and $10,667, respectively.

NOTE 8 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

During the year ended January 31, 2022, the Company issued 118,000 shares of its common stock at $0.03 per share for total proceeds of $3,540.

As of January 31, 2023 and January 31, 2022, the issued and outstanding common stock was 2,868,000 shares.

NOTE 9 – INCOME TAX

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory federal income tax rate at 21% and Great Britain income tax rate at 25% to the income tax amount recorded for the years ended January 31, 2023 and 2022 is as follows:

	Year Ended			Year Ended
	January 31, 2023			January 31, 2022
	USA	UK	Total	USA	UK	Total
Net operating loss carryforward	$(56,758)	$(13,662)	$(70,420)	$(25,865)	$-	$(25,865)
Statutory tax rate	21%	25%	22%	21%	25%	21%
Deferred tax asset	(11,919)	(3,416)	(15,335)	(5,432)	-	(5,432)
Less: Valuation allowance	11,919	3,416	15,335	5,432	-	5,432
Net deferred asset	$-	$-	$-	$-	$-	$-

As of January 31, 2023, the Company has approximately $70,420 of net operating losses (“NOL”) generated to January 31, 2023 carried forward to offset taxable income in future years which expire commencing in fiscal 2023. NOLs generated in the United States for tax years prior to December 31, 2017, can be carried forward for twenty years, whereas NOLs generated after December 31, 2017 can be carried forward indefinitely in USA and can be carried forward for four years in Great Britain. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

Utilization of the NOL carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2018 through 2023 are subject to review by the tax authorities.

NOTE 10 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2023. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to January 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address	Age	Positions
Lu Mei Xian	50	President, Secretary, Chief Financial Officer, Chief Executive Officer, Sole Director
Guangxi Province, Laibin City, Xing-bin District, Qiao-fan cun, Qiao-fan jie 190 hao, 546100 China

Vicky Sharma (1)	41	President, Secretary, Chief Financial Officer, Chief Executive Officer, Sole Director
275 Jatwda, Dasna Gate near Old Bus Stand Ghaziabad, Uttar Pradesh, India 201002

(1)

Effective May 16, 2022, the previous sole officer and director of the company, Vicky Sharma, resigned his positions with the Company. Upon his resignations, Lu Mei Xian was appointed as Chief Executive Officer, Treasurer and Secretary, and sole Director of the Company.

Background Information About Our Officers and Directors

Lu Mei Xian has an extensive background in finance and corporate management, and previously served as the Financial Controller of Qingdao Liyongfa Logistics Co. Ltd. from March 2011 to 2020. Prior to this appointment, Miss Lu served as financial operations manager in Hongquan Unitop Logistics Co.

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

Family Relationships

There are no family relationships between any of our officers and directors.

Legal Proceedings

To our knowledge, (i) no director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years; (ii) no director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years; (iii) no director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years; and (iv) no director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). We are required to disclose delinquent filings of reports by such persons.

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% or greater beneficial stockholders were met during the fiscal years ended January 31, 2023 and 2022.

Corporate Governance

Board Committees and Charters

Our board of directors does not maintain a separate audit, nominating and corporate governance or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee.

Code of Business Conduct

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

 Board Diversity

While we do not have a formal policy on diversity, our board of directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board of directors members, as well as, a particular nominee’s contributions to that mix. Our board of directors believes that diversity brings a variety of ideas, judgments, and considerations that can benefit our stockholders and us.

Stockholder Communications

We do not have a formal policy regarding communications with our board of directors, or for the consideration of director candidates recommended by stockholders. To date, no stockholders have made any such recommendations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended January 31, 2023 and January 31, 2022:

Summary Compensation Table

								Non-qualified
							Non-Equity	Deferred	All
					Stock	Option	Incentive Plan	Compensation	Other
Name	Positions	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals

Lu Mei Xian	President, Secretary, CEO, CFO, Director	2022	$-	$-	$-	$-	$-	$-	$-	$-
		2021	$-	$-	$-	$-	$-	$-	$-	$-
Vicky Sharma	Former President, Secretary, CEO, CFO, Director	2022	$-	$-	$-	$-	$-	$-	$-	$-
		2021	$-	$-	$-	$-	$-	$-	$-	$-
Hoang Lo	Director of Live Investments Holdings	2022	$8,000	$-	$-	$-	$-	$-	$-	$8,000
		2021	$-	$-	$-	$-	$-	$-	$-	$-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Changes In Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 2,868,000 shares issued and outstanding as of May 15, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Northeast International Holdings Limited 2nd Floor College House 17 King Edwards Road, Ruislip, London U.K. HA4 7AE	2,000,000 shares of common stock (direct)	69.73%
Directors and Executive Officers as a Group		2,000,000 shares of common stock (direct)	69.73%

The percent of class is based on 2,868,000 shares of common stock issued and outstanding as of May 15, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended January 31, 2023 and 2022, the former director of the Company, who resigned on May 16, 2022, advanced $8,805 and $3,000 to the Company to support business operation costs, respectively.  In pursuant to the loan waiver agreement entered on February 7, 2022, loan amount of $10,667 was forgiven during the year ended January 31, 2023. As of January 31, 2023, the amount due to the former director was $8,805.

During the year ended January 31, 2023, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $138,513 to the Company which includes operating cost of $41,740, acquisition of software of $80,774 and consideration of $16,000 for the 80% acquisition of Live Investments Holdings Ltd. As of January 31, 2023, the amount due to the majority shareholder of the Company of $138,513.

During the year ended January 31, 2023, the director of Live Investments Holding Ltd. advanced $3,165 to the Company to support operation costs. During the year ended January 31, 2023, the Company accrued management salary of $4,000 for January 2023. As of January 31, 2023, the amount due to the director of Live Investments Holding Ltd. was $7,165.

As of January 31, 2023 and January 31, 2022, the total amount due to related parties was $145,678 and $10,667, respectively.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our director will continue to approve any related party transaction.

Director Independence

Our Board of Directors is currently composed of a single member, Lu Mei Xian, who does not qualify as an independent director in accordance with the NASDAQ Listing Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2023 and for fiscal year ended January 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	January 31,	January 31,
Fee Category	2023	2022
Audit Fees	$13,250	$3,615
Audit-Related Fees	-	-
Tax Fees	-	-
	13,250	3,615
All Other Fees	-	-
Total Fees	13,250	3,615

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

STARGUIDE GROUP, INC.

Dated: May 15, 2023	By:	/s/Lu ei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2023	/s/Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

