Form 10-K/A
period 2023-01-31
STARGUIDE GROUP, INC.
filed 2023-06-02
CIK 1803096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2022: $868,000.

The number of shares of registrant’s common stock outstanding as of May 15, 2023 was 2,868,000.

EXPLANATORY NOTE

Starguide Group Inc (“the Company”) is filing this Amendment for the sole purpose of correcting an error in the initial Form 10-K filing for the fiscal year ended January 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2023 (the “Original Filing”).

In the initial Form 10-K filing, the Company mistakenly declared itself as a shell company (“Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)”). The Company would like to clarify it is not a shell company, and is filing this Amendment for the purposes of correcting this error. No other changes have been made to the original filing of the Annual Report. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which may have taken place at a date subsequent to the filing of the Original Filing.

2

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

STARGUIDE GROUP, INC.

Dated: June 2, 2023	By:	/s/Lu Mei Xian
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

Dated: June 2, 2023	/s/Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

