Form 10-Q
period 2023-04-30
STARGUIDE GROUP, INC.
filed 2023-06-14
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

2,868,000 shares of common stock as of June 9, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2023 AND JANUARY 31, 2023

	April 30,	January 31,
	2023	2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$716	$2,933
Prepaid expense	570	-
Total current assets	1,286	2,933

Property and equipment, net	81,589	83,202
Goodwill	26,319	26,319
Total Assets	$109,194	$112,454

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,433	$6,104
Due to related parties	157,157	151,501
Total Current liabilities	173,590	157,605

Total Liabilities	173,590	157,605

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	35,839
Accumulated deficit	(95,664)	(78,327)
Accumulated other comprehensive loss	(705)	(175)
Total deficit attributed to Starguide Group, Inc.	(57,662)	(39,795)
Deficit attributed to non-controlling interest	(6,734)	(5,356)
Total Stockholders’ Deficit	(64,396)	(45,151)
Total Liabilities and Stockholders’ Deficit	$109,194	$112,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	Three Months Ended
	April 30,
	2023	2022

Revenue	$1,786	$-

Operating expenses
General and administrative expenses	19,581	4,854
Management salaries - related party	1,152	-
Total operating expenses	20,733	4,854

Loss from operations	(18,947)	(4,854)

Other income (expense):
Other income	390	-
Foreign exchange transaction loss	(25)	-
Total other income	365	-

Loss before income taxes	(18,582)	(4,854)

Income tax provision	-	-

Net Loss	(18,582)	(4,854)
Less: Net loss attributable to non-controlling interest	(1,245)	-
Net loss attributable to Starguide Group, Inc	$(17,337)	$(4,854)

Comprehensive loss
Net loss	$(18,582)	$(4,854)
Foreign currency adjustment	(662)	-
Total comprehensive loss	(19,244)	(4,854)
Less: Comprehensive loss attributable to noncontrolling interests	133	-
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(19,111)	$(4,854)

Basic and diluted net income per common share:
Net loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	2,868,000	2,868,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

Three Months Ended April 30, 2023

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive		Non-controlling	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Loss	Total	Interest	Deficit

Balance - January 31, 2023	2,868,000	$2,868	$35,839	$(78,327)	$(175)	$(39,795)	$(5,356)	$(45,151)

Foreign currency translation adjustments	-	-	-	-	(530)	(530)	(133)	(663)
Net loss	-	-	-	(17,337)	-	(17,337)	(1,245)	(18,582)
Balance - April 30, 2023	2,868,000	$2,868	$35,839	$(95,664)	$(705)	$(57,662)	$(6,734)	$(64,396)

Three Months Ended April 30, 2022

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive		Non-controlling	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Loss	Total	Interest	Deficit

Balance - January 31, 2022	2,868,000	$2,868	$25,172	$(36,504)	$-	$(8,464)	$-	$(8,464)

Loan forgiveness by related party	-	-	10,667	-	-	10,667	-	10,667
Net loss	-	-	-	(4,854)	-	(4,854)	-	(4,854)
Balance - April 30, 2022	2,868,000	$2,868	$35,839	$(41,358)	$-	$(2,651)	$-	$(2,651)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	Three months ended
	April 30,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(18,582)	$(4,854)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,067	67
Changes in operating assets and liabilities:
Prepaid expenses	(570)	-
Accounts payable and accrued liabilities	10,288	-
Management salary payable	(4,000)	-
Net cash used in operating activities	(9,797)	(4,787)

Cash Flows from Financing Activities
Proceeds from related parties	7,681	-
Proceeds from former director	-	2,982
Net cash provided by financing activities	7,681	2,982

Effect of exchange rate changes on cash	(101)	-

Net change in cash and cash equivalents	(2,217)	(1,805)
Cash and cash equivalents - beginning of period	2,933	1,805
Cash and cash equivalents - end of period	$716	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activity:
Debt forgiven by related party	$-	$10,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARGUIDE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $172,304, has an accumulated deficit of $95,664, shareholders’ deficit of $57,662 as of April 30, 2023. For the period ended April 30, 2023, the Company suffered a net loss of $18,582 and negative operating cash flow of $9,797. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the year ending January 31, 2024. Notes to the unaudited condensed interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2023 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 15, 2023.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its 80% owned subsidiaries of Live Investments Holdings Ltd. which owns 100% of Live Lead Tech Ltd. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of Live Investments Holdings Ltd. and Live Lead Tech Ltd. is the Great British Pounds (GBP). All transactions initiated GBP are translated into U.S. dollars in accordance with ASC 830-30, ”Translation of Financial Statements,” as follows:

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

	Three Months Ended	Three Months Ended
	April 30,	April 30,
	2023	2022
Spot GBP: USD exchange rate	1.2547	n/a
Average GBP: USD exchange rate	1.2219	n/a

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at April 30, 2023 and January 31, 2023.

Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation. These reclassifications had no impact on reported operating and net loss.

Related Parties

We follow ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. (see Note 6)

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from marketing, subscription fees and one-time license keys. During the three months ended April 30, 2023, the Company recognized revenue of $1,786, comprised of marketing revenue of $1,649, subscription fees of $110 and one-time license key revenue of $27.

Prepaid Expense

Prepaid expense relates to prepayment of one-month rent for an office premise of $570.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended April 30, 2023 and 2022, no impairment losses have been identified.

Impairment of tangible and intangible assets

Tangible and intangible assets (excluding goodwill) are assessed at each reporting date for indications that an asset may be impaired. If any such indication exists, or when annual impairment testing for an asset is required, the Company makes an estimate of the asset’s recoverable amount. The asset’s recoverable amount is the higher of an asset’s or cash-generating unit’s fair value less costs of disposal and its value in use and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset or a group of assets exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset or the group of assets.

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

On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings, which generated goodwill of $26,319. The Company has accounted for the transaction in accordance with ASC 805 “Business Combination.”

Based on the Company’s analysis of goodwill as of April 30, 2023, no indicators of impairment exist. No impairment loss on goodwill was recognized for the three months ended April 30, 2023.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the three months ended April 30, 2023 and 2022, the Company did not have any dilutive instruments

Lease

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of April 30, 2023 and January 31, 2023, the property and equipment consisted of the following:

	April 30,	January 31,
	2023	2023
Office Equipment	$800	$800
Computer Equipment	2,852	2,800
Computer Software	82,266	80,774
	85,918	84,374
Accumulated depreciation	(4,330)	(1,172)
	$81,589	$83,202

Depreciation expense for the three months ended April 30, 2023 and 2022 amounted to $3,067 and $67, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accounts payable and accrued liabilities at April 30, 2023 and January 31, 2023 consisted of the following:

	April 30, 2023	January 31, 2023
Trade payable	$13,451	$3,122
Due to former director	2,982	2,982
	$16,433	$6,104

NOTE 6 – RELATED PARTY TRANSACTIONS

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

During the three months ended April 30, 2023 and 2022, the former director of the Company, who resigned on May 16, 2022, advanced $0 and $2,982 to the Company to support business operation costs, respectively.  In pursuant to the loan waiver agreement entered on February 7, 2022, loan amount of $10,667 was forgiven during the three months ended April 30, 2022. As of April 30, 2023 and January 31, 2023, the amount due to the former director was $2,982.

During the three months ended April 30, 2023, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $7,670 to the Company to support operating cost. As of April 30, 2023 and January 31, 2023, the amount due to the majority shareholder of the Company was $153,922 and $144,336, respectively.

During the three months ended April 30, 2023, the Company incurred net management salary of $1,152 from February to April 2023 of $5,152, offset by reversal of over-accrued amount of $4,000 during the year ended January 31, 2023.

As of April 30, 2023 and January 31, 2023, the amount due to the director of Live Investments Holding Ltd. was $3,235 and $7,165, respectively.

As of April 30, 2023 and January 31, 2023, the total amount due to related parties was $157,157 and $151,501, respectively.

NOTE 7 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

As of April 30, 2023 and January 31, 2023, the issued and outstanding common stock was 2,868,000 shares.

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at April 30, 2023. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to April 30, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we, “us,” “our” and “our company” mean Starguide Group, Inc., unless otherwise indicated.

General Overview

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended April 30, 2023 and 2022, which are included herein.

	Three Months Ended
	April 30,
	2023	2022	Changes	%

Revenue	$1,786	$-	$1,786	100%
Operating Expenses	(20,733)	(4,854)	(15,879)	327%
Other Income	365	-	365	100%
Net Loss	$(18,582)	$(4,854)	$(13,728)	283%

We started to recognize revenue beginning from the three months ended April 30, 2023. During the three months ended April 30, 2023, we recognized revenue of $1,786, comprised of marketing revenue of $1,649, subscription fees of $110 and one-time license key revenue of $27.

Our financial statements report a net loss of $18,582 for the three months ended April 30, 2023 compared to a net loss of $4,854 for the three months ended April 30, 2022. The increase in net loss during the three months ended April 30, 2023 was mainly due to an increase in the operating expenses.

Our operating expenses for the three months ended April 30, 2023 were $20,733 compared to $4,854 for the three months ended April 30, 2022. The increase in operating expenses was mainly attributed to the acquisition of subsidiaries during the year ended January 31, 2023.On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings which owns 100% of Live Lead Tech Ltd, a cloud-based lead generation software corporation organized in Great Britain.

Liquidity And Financial Condition

Working Capital

	As of	As of
	April 30,	January 31,
	2023	2023	Changes	%

Current Assets	$1,286	$2,933	$(1,647)	(56%)
Current Liabilities	$173,590	$157,605	$15,985	10%
Working Capital Deficiency	$(172,304)	$(154,672)	$(17,632)	11%

Our total current assets as of April 30, 2023 were $1,286 as compared to total current assets of $2,933 as of January 31, 2023 due to a decrease in cash.

Our total current liabilities as of April 30, 2023 were $173,590 as compared to total current liabilities of $157,605 as of January 31, 2023. The increase was primarily due to an increase in due to related parties and accounts payable and accrued liabilities.

Our working capital deficit at April 30, 2023 was $172,304 as compared to working capital deficit of $154,672 as of January 31, 2023. The increase in working capital deficiency was mainly attributed to an increase in due to related parties, an increase in accounts payable and accrued liabilities and a decrease in cash.

Cash Flows

	Three Months Ended
	April 30,
	2023	2022	Changes	%

Cash flows used in operating activities	$(9,797)	$(4,787)	$(5,010)	105%
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	7,681	2,982	4,699	158%
Effect of exchange rate changes on cash	(101)	-	(101)	(100%)
Net changes in cash	$(2,217)	$(1,805)	$(412)	23%

Operating Activities

Net cash used in operating activities was $9,797 for the three months ended April 30, 2023 compared with net cash used in operating activities of $4,787 during the three months ended April 30, 2022.

During the three months ended April 30, 2023, the net cash used in operating activities was attributed to net loss of $18,582 reduced by depreciation of $3,067 and net changes in operating assets and liabilities of $5,718.

During the three months ended April 30, 2022, the net cash used in operating activities was attributed to net loss of $4,854 reduced by depreciation of $67.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2023 and 2022.

Financing Activities

During the three months ended April 30, 2023 and 2022, net cash from financing activities was $7,681 and $2,982, respectively. During the three months ended April 30, 2023, we received proceeds from related parties of $7,681. During the three months ended April 30, 2022, we received proceeds from the former director of $2,982.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $172,304, has an accumulated deficit of $95,664, shareholders’ deficit of $57,662 as of April 30, 2023. For the period ended April 30, 2023, the Company suffered a net loss of $18,582 and negative operating cash flow of $9,797. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our company’s management believes that these recent pronouncements will not have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2023. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2023.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

STARGUIDE GROUP, INC.

Dated: June 14, 2023	By:	/s/Lu ei Xian
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

Dated: June 14, 2023	/s/Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

