Form 10-Q
period 2023-07-31
STARGUIDE GROUP, INC.
filed 2023-09-13
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

2,868,000 shares of common stock as of September 12, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31 2023 AND JANUARY 31, 2023

	July 31,	January 31,
	2023	2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$818	$2,933
Prepaid expense	852	-
Total current assets	1,670	2,933

Property and equipment, net	80,353	83,202
Goodwill	26,319	26,319
Total Assets	$108,342	$112,454

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,015	$6,104
Due to related parties	161,415	151,501
Convertible note	31,661	-
Total Liabilities	206,091	157,605

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	35,839
Accumulated deficit	(127,344)	(78,327)
Accumulated other comprehensive loss	(1,374)	(175)
Total deficit attributed to Starguide Group, Inc.	(90,011)	(39,795)
Deficit attributed to non-controlling interest	(7,738)	(5,356)
Total Stockholders' Deficit	(97,749)	(45,151)
Total Liabilities and Stockholders' Deficit	$108,342	$112,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 31 2023 AND 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

Revenue	$1,399	$-	$3,185	$-

Operating expenses
General and administrative expenses	34,406	8,890	53,987	13,744
Management salaries - related party	-	-	1,152	-
Total operating expenses	34,406	8,890	55,139	13,744

Loss from operations	(33,007)	(8,890)	(51,954)	(13,744)

Other income:
Other income	14	-	404	-
Foreign exchange transaction gain	476	-	451	-
Total other income	490	-	855	-

Loss before income taxes	(32,517)	(8,890)	(51,009)	(13,744)

Income tax provision	-	-	-	-

Net Loss	(32,517)	(8,890)	(51,099)	(13,744)
Less: Net loss attributable to non-controlling interest	(837)	-	(2,082)	-
Net loss attributable to Starguide Group, Inc	$(31,680)	$(8,890)	$(49,017)	$(13,744)

Comprehensive loss
Net loss	$(32,517)	$(8,890)	$(51,099)	$(13,744)
Foreign currency adjustment	(837)	-	(2,082)	-
Total comprehensive loss	(33,353)	(8,890)	(52,297)	(13,744)
Less: Comprehensive loss attributable to noncontrolling interests	167	-	300	-
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(33,186)	$(8,890)	$(52,297)	$(13,744)

Basic and diluted net income per common share:
Net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	2,868,000	2,868,000	2,868,000	2,868,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

Six Months Ended July 31, 2023

	Common Stock		Additional		Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2023	2,868,000	$2,868	$35,839	$(78,327)	$(175)	$(39,795)	$(5,356)	$(45,151)

Foreign currency translation adjustments	-	-	-	-	(530)	(530)	(133)	(663)
Net loss	-	-	-	(17,337)	-	(17,337)	(1,245)	(18,582)
Balance - April 30, 2023	2,868,000	$2,868	$35,839	$(95,664)	$(705)	$(57,662)	$(6,734)	$(64,396)

Foreign currency translation adjustments	-	-	-	-	(669)	(669)	(167)	(836)
Net loss	-	-	-	(31,680)	-	(31,680)	(837)	(32,517)
Balance - July 31, 2023	2,868,000	$2,868	$35,839	$(127,344)	$(1,374)	$(90,011)	$(7,738)	$(97,749)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Six Months Ended July 31, 2022

	Common Stock		Additional		Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2022	2,868,000	$2,868	$25,172	$(36,504)	$-	$(8,464)	$-	$(8,464)

Loan forgiveness by related party	-	-	10,667	-	-	10,667	-	10,667
Net loss	-	-	-	(4,854)	-	(4,854)	-	(4,854)
Balance - April 30, 2022	2,868,000	$2,868	$35,839	$(41,358)	$-	$(2,651)	$-	$(2,651)

Net loss	-	-	-	(8,890)	-	(8,890)	-	(8,890)
Balance - July 31, 2022	2,868,000	$2,868	$35,839	$(50,248)	$-	$(11,541)	$-	$(11,541)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	Six Months Ended
	July 31,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(51,099)	$(13,744)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,243	134
Changes in operating assets and liabilities:
Prepaid expenses	(852)	-
Accounts payable and accrued liabilities	6,830	3,000
Management salary payable	(4,000)	-
Net cash used in operating activities	(42,878)	(10,610)

Cash Flows from Financing Activities
Proceeds from issuance of convertible note to non-affiliate	31,661	-
Proceeds from related parties	9,290	8,805
Net cash provided by financing activities	40,951	8,805

Effect of exchange rate changes on cash	(187)	-

Net change in cash and cash equivalents	(2,115)	(1,805)
Cash and cash equivalents - beginning of period	2,933	1,805
Cash and cash equivalents - end of period	$818	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activity:
Debt forgiven by related party	$-	$10,667

STARGUIDE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $204,421, has an accumulated deficit of $127,344, shareholders’ deficit of $97,749 as of July 31, 2023. For the period ended July 31, 2023, the Company suffered a net loss of $51,099 and negative operating cash flow of $42,878. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2023 are not necessarily indicative of the results that may be expected for the year ending January 31, 2024. Notes to the unaudited condensed interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2023 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 15, 2023.

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

	Six Months Ended	Six Months Ended
	July 31,	July 31,
	2023	2022
Spot GBP: USD exchange rate	1.2852	n/a
Average GBP: USD exchange rate	1.2446	n/a

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at July 31, 2023 and January 31, 2023.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from marketing, subscription fees and one-time license keys. During the six months ended July 31, 2023 and 2022, the Company recognized revenue of $3,185 and $0, respectively.

Prepaid Expense

Prepaid expense relates to prepayment of August and September rent for an office premise of $852.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended July 31, 2023 and 2022, no impairment losses have been identified.

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

Based on the Company’s analysis of goodwill as of July 31, 2023, no indicators of impairment exist. No impairment loss on goodwill was recognized for the six months ended July 31, 2023.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company. For the six months ended July 31, 2023 and 2022, the Company did not have any dilutive instruments

Lease

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of July 31, 2023 and January 31, 2023, the property and equipment consisted of the following:

	July 31,	January 31,
	2023	2023
Office Equipment	$800	$800
Computer Equipment	2,921	2,800
Computer Software	84,268	80,774
	87,989	84,374
Accumulated depreciation	(7,637)	(1,172)
	$80,352	$83,202

Depreciation expense for the six months ended July 31, 2023 and 2022 amounted to $6,243 and $134, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accounts payable and accrued liabilities at July 31, 2023 and January 31, 2023 consisted of the following:

	July 31, 2023	January 31, 2023
Trade payable	$10,033	$3,122
Due to former director	2,982	2,982
	$13,015	$6,104

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

During the six months ended July 31, 2023 and 2022, the former director of the Company, who resigned on May 16, 2022, advanced $0 and $2,982 to the Company to support business operation costs, respectively.  In pursuant to the loan waiver agreement entered on February 7, 2022, loan amount of $10,667 was forgiven during the three months ended April 30, 2022. As of July 31, 2023 and January 31, 2023, the amount due to the former director was $2,982.

During the six months ended July 31, 2023, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $9,200 to the Company to support operating cost. As of July 31, 2023 and January 31, 2023, the amount due to the majority shareholder of the Company was $158,021 and $144,336, respectively.

During the six months ended July 31, 2023, the Company incurred net management salary of $1,152 from February to July 2023 of $5,152, offset by reversal of over-accrued amount of $4,000 during the year ended January 31, 2023.

As of July 31, 2023 and January 31, 2023, the amount due to the director of Live Investments Holding Ltd. was $3,394 and $7,165, respectively.

As of July 31, 2023 and January 31, 2023, the total amount due to related parties was $161,415 and $151,501, respectively.

NOTE 7 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

As of July 31, 2023 and January 31, 2023, the issued and outstanding common stock was 2,868,000 shares.

NOTE 8 – CONVERTIBLE NOTES

On July 31, 2023, the Company issued a convertible note to a non-affiliate of $31,661 for payment of the Company’s three months ended July 31, 2023 operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 7.5% per annum and is convertible at $0.10 per share.

As of July 31, 2023 and January 31, 2023, the convertible note was $31,661 and $0, respectively.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to July 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months and six months ended July 31, 2023 and 2022, which are included herein.

Three months ended July 31, 2023 compared to three months ended July 31, 2022

	Three Months Ended
	July 31,
	2023	2022	Changes	%

Revenue	$1,399	$-	$1,399	100%
Operating Expenses	(34,406)	(8,890)	(25,516)	287%
Other Income	490	-	490	100%
Net Loss	$(32,517)	$(8,890)	$(23,627)	266%

We started to recognize revenue beginning from the three months ended April 30, 2023. During the three months ended July 31, 2023, we recognized revenue of $1,399 comprised of marketing revenue, subscription fees and one-time license key revenue.

Our financial statements report a net loss of $32,517 for the three months ended July 31 2023 compared to a net loss of $8,890 for the three months ended July 31, 2022. The increase in net loss during the three months ended July 31, 2023 was mainly due to an increase in the operating expenses.

Our operating expenses for the three months ended July 31, 2023 were $34,406 compared to $8,890 for the three months ended July 31 2022. The increase in operating expenses was mainly attributed to increase in professional fees and operating expense from the acquisition of subsidiaries during the year ended January 31, 2023.On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings which owns 100% of Live Lead Tech Ltd, a cloud-based lead generation software corporation organized in Great Britain.

Six months ended July 31, 2023 compared to three months ended July 31, 2022

	Six Months Ended
	July 31,
	2023	2022	Changes	%

Revenue	$3,185	$-	$3,185	100%
Operating Expenses	(55,139)	(13,744)	(41,395)	301%
Other Income	855	-	855	100%
Net Loss	$(51,099)	$(13,744)	$(37,355)	272%

We started to recognize revenue beginning from the three months ended April 30, 2023. During the six months ended July 31, 2023, we recognized revenue of $3,185 comprised of marketing revenue, subscription fees and one-time license key revenue.

Our financial statements report a net loss of $51,099 for the six months ended July 31 2023 compared to a net loss of $13,744 for the six months ended July 31, 2022. The increase in net loss during the six months ended July 31, 2023 was mainly due to an increase in the operating expenses.

Our operating expenses for the six months ended July 31, 2023 were $55,139 compared to $13,744 for the six months ended July 31 2022. The increase in operating expenses was mainly attributed to increase in professional fees and operating expense from the acquisition of subsidiaries during the year ended January 31, 2023.On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings which owns 100% of Live Lead Tech Ltd, a cloud-based lead generation software corporation organized in Great Britain.

Liquidity And Financial Condition

Working Capital

	As of	As of
	July 31,	January 31,
	2023	2023	Changes	%

Current Assets	$1,670	$2,933	$(1,263)	(43%)
Current Liabilities	$206,091	$157,605	$16,825	31%
Working Capital Deficiency	$(204,421)	$(154,672)	$(18,088)	32%

Our total current assets as of July 31, 2023 were $1,670 as compared to total current assets of $2,933 as of January 31, 2023 due to a decrease in cash.

Our total current liabilities as of July 31, 2023 were $206,091 as compared to total current liabilities of $157,605 as of January 31, 2023. The increase was primarily due to an increase in convertible note, due to related parties and accounts payable and accrued liabilities.

Our working capital deficit at July 31, 2023 was $204,421 as compared to working capital deficit of $154,672 as of January 31, 2023. The increase in working capital deficiency was mainly attributed to an increase in convertible note, due to related parties and, accounts payable and accrued liabilities as well as a decrease in cash.

Cash Flows

	Six Months Ended
	July 31,
	2023	2022	Changes	%

Cash flows used in operating activities	$(42,878)	$(10,610)	$(32,268)	304%
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	40,951	8,805	32,146	365%
Effect of exchange rate changes on cash	(187)	-	(187)	(100%)
Net changes in cash	$(2,115)	$(1,805)	$(310)	17%

Operating Activities

Net cash used in operating activities was $2,115 for the six months ended July 31, 2023 compared with net cash used in operating activities of $1,805 during the six months ended July 31, 2022.

During the six months ended July 31, 2023, the net cash used in operating activities was attributed to net loss of $51,099 reduced by depreciation of $6,243 and net changes in operating assets and liabilities of $1,978.

During the six months ended July 31, 2022, the net cash used in operating activities was attributed to net loss of $13,744 reduced by depreciation of $134 and net changes in operating assets and liabilities of $3,000.

Investing Activities

We did not have any investing activities during the six months ended July 31, 2023 and 2022.

Financing Activities

During the six months ended July 31, 2023 and 2022, net cash from financing activities was $40,951 and $8,805, respectively. During the six months ended July 31, 2023, we received proceeds from issuance of convertible note to a non-affiliate of $31,661 and proceeds from related parties of $9,290. During the six months ended July 31, 2022, we received proceeds from the former director of $8,805.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $204,421, has an accumulated deficit of $127,344, shareholders’ deficit of $97,749 as of July 31, 2023. For the six months ended July 31, 2023, the Company suffered a net loss of $51,099 and negative operating cash flow of $42,878. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2023. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2023.

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

STARGUIDE GROUP, INC.

Dated: September 13, 2023	By:	/s/Lu ei Xian
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

Dated: September 13, 2023	/s/Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

