Form 10-Q
period 2023-10-31
STARGUIDE GROUP, INC.
filed 2023-12-13
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

2,868,000 shares of common stock as of December 6, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2023 AND JANUARY 31, 2023

(Unaudited)

	October 31,	January 31,
	2023	2023
Assets
Current assets:
Cash	$117	$2,933
Total current assets	117	2,933

Property and equipment, net	72,950	83,202
Goodwill	26,319	26,319
Total Assets	$99,386	$112,454

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,965	$6,104
Accrued interest	607	-
Due to related parties	167,688	151,501
Convertible notes	40,261	-
Total Liabilities	221,521	157,605

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	35,839
Accumulated deficit	(150,730)	(78,327)
Accumulated other comprehensive income (loss)	661	(175)
Total deficit attributed to Starguide Group, Inc.	(111,362)	(39,795)
Deficit attributed to non-controlling interest	(10,773)	(5,356)
Total Stockholders' Deficit	(122,135)	(45,151)
Total Liabilities and Stockholders' Deficit	$99,386	$112,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 31 2023 AND 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Revenue	$375	$-	$3,560	$-

Operating expenses
General and administrative expenses	14,730	6,173	68,717	19,917
Management salaries - related party	12,000	-	13,152	-
Total operating expenses	26,730	6,173	81,869	19,917

Loss from operations	(26,355)	(6,173)	(78,309)	(19,917)

Other income (expense):
Other income	135	-	539	-
Interest Expense	(607)	-	(607)	-
Foreign exchange transaction gain (loss)	(103)	-	348	-
Total other income (expense)	(575)	-	280	-

Loss before income taxes	(26,930)	(6,173)	(78,029)	(19,917)

Income tax provision	-	-	-	-

Net Loss	(26,930)	(6,173)	(78,029)	(19,917)
Less: Net loss attributable to non-controlling interest	(3,544)	-	(5,626)	-
Net loss attributable to Starguide Group, Inc.	$(23,386)	$(6,173)	$(72,403)	$(19,917)

Comprehensive loss
Net loss	$(26,930)	$(6,173)	$(78,029)	$(19,917)
Foreign currency adjustment	2,543	-	1,045	-
Total comprehensive loss	(24,387)	(6,173)	(76,984)	(19,917)
Less: Comprehensive income attributable to noncontrolling interests	(509)	-	(209)	-
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(24,896)	$(6,173)	$(77,193)	$(19,917)

Basic and diluted net income per common share:
Net loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding	2,868,000	2,868,000	2,868,000	2,868,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

Nine Months Ended October 31, 2023

					Accumulated
	Common Stock		Additional		Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2023	2,868,000	$2,868	$35,839	$(78,327)	$(175)	$(39,795)	$(5,356)	$(45,151)

Foreign currency translation adjustments	-	-	-	-	(530)	(530)	(133)	(663)
Net loss	-	-	-	(17,337)	-	(17,337)	(1,245)	(18,582)
Balance - April 30, 2023	2,868,000	$2,868	$35,839	$(95,664)	$(705)	$(57,662)	$(6,734)	$(64,396)

Foreign currency translation adjustments	-	-	-	-	(669)	(669)	(167)	(836)
Net loss	-	-	-	(31,680)	-	(31,680)	(837)	(32,517)
Balance - July 31, 2023	2,868,000	$2,868	$35,839	$(127,344)	$(1,374)	$(90,011)	$(7,738)	$(97,749)

Foreign currency translation adjustments	-	-	-	-	2,035	2,035	509	2,544
Net loss	-	-	-	(23,386)	-	(23,386)	(3,544)	(26,930)
Balance - October 31, 2023	2,868,000	$2,868	$35,839	$(150,730)	$661	$(111,362)	$(10,773)	$(122,135)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nine Months Ended October 31, 2022

					Accumulated
	Common Stock		Additional		Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2022	2,868,000	$2,868	$25,172	$(36,504)	$-	$(8,464)	$-	$(8,464)

Loan forgiveness by related party	-	-	10,667	-	-	10,667	-	10,667
Net loss	-	-	-	(4,854)	-	(4,854)	-	(4,854)
Balance - April 30, 2022	2,868,000	$2,868	$35,839	$(41,358)	$-	$(2,651)	$-	$(2,651)

Net loss	-	-	-	(8,890)	-	(8,890)	-	(8,890)
Balance - July 31, 2022	2,868,000	$2,868	$35,839	$(50,248)	$-	$(11,541)	$-	$(11,541)

Net loss	-	-	-	(6,173)	-	(6,173)	-	(6,173)
Balance - October 31, 2022	2,868,000	$2,868	$35,839	$(56,421)	$-	$(17,714)	$-	$(17,714)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

	Nine Months Ended
	October 31,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(78,029)	$(19,917)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9,294	200
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,885	267
Accrued interest	607	-
Management salary payable	8,000	-
Net cash used in operating activities	(53,243)	(19,450)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes to non-affiliate	40,261	-
Proceeds from related parties	10,390	17,645
Net cash provided by financing activities	50,651	17,645

Effect of exchange rate changes on cash	(224)	-

Net change in cash and cash equivalents	(2,816)	(1,805)
Cash and cash equivalents - beginning of period	2,933	1,805
Cash and cash equivalents - end of period	$117	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activity:
Debt forgiven by related party	$-	$10,667

STARGUIDE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $221,404, has an accumulated deficit of $150,730 and shareholders’ deficit of $122,135 as of October 31, 2023. For the period ended October 31, 2023, the Company suffered a net loss of $78,029 and negative operating cash flow of $53,243. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the year ending January 31, 2024. Notes to the unaudited condensed interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2023 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 15, 2023.

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

	Nine Months Ended	Nine Months Ended
	October 31,	October 31,
	2023	2022
Spot GBP: USD exchange rate	1.2145	n/a
Average GBP: USD exchange rate	1.2439	n/a

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had cash of $117 and $2,933 as of October 31, 2023 and January 31, 2023.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from marketing, subscription fees and one-time license keys. During the nine months ended October 31, 2023 and 2022, the Company recognized revenue of $3,560 and $0, respectively.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended October 31, 2023 and 2022, no impairment losses have been identified.

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

Based on the Company’s analysis of goodwill as of October 31, 2023, no indicators of impairment exist. No impairment loss on goodwill was recognized for the nine months ended October 31, 2023.

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

As of October 31, 2023 and October 31, 2022, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	October 31,	October 31,
	2023	2022
	(Shares)	(Shares)
Convertible note payable	402,610	-

As of October 31, 2023 and October 31, 2022, the total convertible shares from convertible notes totaling $40,261 and $0 issued to an unaffiliated party from July 31, 2023 through October 31, 2023 with conversion rate of $0.10 per shares was 402,610 shares and 0 shares. (Note 8)

Lease

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

Convertible note

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature (“CCF”) and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

The Company has chosen to early adopt this standard on its year ended April 30, 2022 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

Credit losses

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, of which is effective for the Company on April 1, 2023. The adoption of this standard did not have a material impact on the Company's financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

As of October 31, 2023 and January 31, 2023, the property and equipment consisted of the following:

Cost	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2022	$800	$-	$-	$800
Additions	-	2,800	80,774	83,574
January 31, 2023	$800	$2,800	$80,774	$84,374
Additions	-	-	-	-
Foreign Exchange Adjustment	-	(39)	(1,143)	(1,182)
October 31, 2023	$800	$2,761	$79,631	$83,192

Accumulated Depreciation	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2022	$402	$-	$-	$402
Additions	267	219	284	770
January 31, 2023	$669	$219	$284	$1,172
Additions	131	424	8,739	9,294
Foreign Exchange Adjustment	-	(13)	(210)	(222)
October 31, 2023	$800	$630	$8,813	$10,244

Net book value	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2022	$398	$-	$-	$398
January 31, 2023	$131	$2,581	$80,490	$83,202
October 31, 2023	$-	$2,131	$70,819	$72,950

Depreciation expense for the nine months ended October 31, 2023 and 2022 amounted to $9,294 and $200, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accounts payable and accrued liabilities at October 31, 2023 and January 31, 2023 consisted of the following:

	October 31, 2023	January 31, 2023
Trade payable	$9,983	$3,122
Due to former director	2,982	2,982
	$12,965	$6,104

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

During the nine months ended October 31, 2023 and 2022, the former director of the Company, who resigned on May 16, 2022, advanced $0 and $2,982 to the Company to support business operation costs, respectively.  In pursuant to the loan waiver agreement entered on February 7, 2022, loan amount of $10,667 was forgiven during the three months ended April 30, 2022. As of October 31, 2023 and January 31, 2023, the amount due to the former director was $2,982.

During the nine months ended October 31, 2023, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $10,300 to the Company to support operating cost. As of October 31, 2023 and January 31, 2023, the amount due to the majority shareholder of the Company was $152,764 and $144,336, respectively.

During the nine months ended October 31, 2023, the Company incurred net management salary of $13,152 from February to October 2023 of $17,152, offset by reversal of over-accrued amount of $4,000 during the year ended January 31, 2023.

As of October 31, 2023 and January 31, 2023, the amount due to the director of Live Investments Holding Ltd. was $14,924 and $7,165, respectively.

As of October 31, 2023 and January 31, 2023, the total amount due to related parties was $167,688 and $151,501, respectively.

NOTE 7 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

As of October 31, 2023 and January 31, 2023, the issued and outstanding common stock was 2,868,000 shares.

NOTE 8 – CONVERTIBLE NOTES

On July 31, 2023, the Company issued a convertible note to a non-affiliate of $31,661 for payment of the Company’s three months ended July 31, 2023 operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 7.5% per annum and is convertible at $0.10 per share.

On October 31, 2023, the Company issued a convertible note to a non-affiliate of $8,600 for payment of the Company’s three months ended October 31, 2023 operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 7.5% per annum and is convertible at $0.10 per share.

During the nine months ended October 31, 2023, the note interest was $607.

As of October 31, 2023 and January 31, 2023, the convertible note was $40,261 and $0, respectively.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to October 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months and nine months ended October 31, 2023 and 2022, which are included herein.

Three months ended October 31, 2023 compared to three months ended October 31, 2022

	Three Months Ended
	October 31,
	2023	2022	Changes	%

Revenue	$375	$-	$375	100%
Operating Expenses	(26,730)	(6,173)	(20,557)	333%
Other Income	(575)	-	(575)	100%
Net Loss	$(26,930)	$(6,173)	$(20,757)	336%

We started to recognize revenue beginning from the three months ended April 30, 2023. During the three months ended October 31, 2023, we recognized revenue of $375 comprised of marketing revenue, subscription fees and one-time license key revenue.

Our financial statements report a net loss of $26,930 for the three months ended October 31 2023 compared to a net loss of $6,173 for the three months ended October 31, 2022. The increase in net loss during the three months ended October 31, 2023 was mainly due to an increase in the operating expenses.

Our operating expenses for the three months ended October 31, 2023 were $26,730 compared to $6,173 for the three months ended October 31 2022. The increase in operating expenses was mainly attributed to increase in professional fees and operating expense from the acquisition of subsidiaries during the year ended January 31, 2023. On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings which owns 100% of Live Lead Tech Ltd, a cloud-based lead generation software corporation organized in Great Britain.

Nine months ended October 31, 2023 compared to nine months ended October 31, 2022

	Nine Months Ended
	October 31,
	2023	2022	Changes	%

Revenue	$3,560	$-	$3,560	100%
Operating Expenses	(81,869)	(19,917)	(61,952)	311%
Other Income	280	-	280	100%
Net Loss	$(78,029)	$(19,917)	$(58,112)	292%

We started to recognize revenue beginning from the three months ended April 30, 2023. During the nine months ended October 31, 2023, we recognized revenue of $3,560 comprised of marketing revenue, subscription fees and one-time license key revenue.

Our financial statements report a net loss of $78,029 for the nine months ended October 31 2023 compared to a net loss of $19,917 for the nine months ended October 31, 2022. The increase in net loss during the nine months ended October 31, 2023 was mainly due to an increase in the operating expenses.

Our operating expenses for the nine months ended October 31, 2023 were $81,869 compared to $19,917 for the nine months ended October 31 2022. The increase in operating expenses was mainly attributed to increase in professional fees and operating expense from the acquisition of subsidiaries during the year ended January 31, 2023.On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings which owns 100% of Live Lead Tech Ltd, a cloud-based lead generation software corporation organized in Great Britain.

Liquidity And Financial Condition

Working Capital

	As of	As of
	October 31,	January 31,
	2023	2023	Changes	%

Current Assets	$117	$2,933	$(2,816)	(96%)
Current Liabilities	$221,521	$157,605	$63,916	41%
Working Capital Deficiency	$(221,404)	$(154,672)	$(66,732)	43%

Our total current assets as of October 31, 2023 were $117 as compared to total current assets of $2,933 as of January 31, 2023 due to a decrease in cash.

Our total current liabilities as of October 31, 2023 were $221,521 as compared to total current liabilities of $157,605 as of January 31, 2023. The increase was primarily due to an increase in convertible notes, amount due to related parties and accounts payable and accrued liabilities.

Our working capital deficit at October 31, 2023 was $221,404 as compared to working capital deficit of $154,672 as of January 31, 2023. The increase in working capital deficiency was mainly attributed to an increase in convertible note, amount due to related parties and accounts payable and accrued liabilities as well as a decrease in cash.

Cash Flows

	Nine Months Ended
	October 31,
	2023	2022	Changes	%

Cash flows used in operating activities	$(53,243)	$(19,450)	$(33,793)	174%
Cash flows provided by financing activities	50,651	17,645	33,006	187%
Effect of exchange rate changes on cash	(224)	-	(224)	(100%)
Net changes in cash	$(2,816)	$(1,805)	$(1,011)	56%

Operating Activities

Net cash used in operating activities was $53,243 for the nine months ended October 31, 2023 compared with net cash used in operating activities of $19,450 during the nine months ended October 31, 2022.

During the nine months ended October 31, 2023, the net cash used in operating activities was attributed to net loss of $78,029 reduced by depreciation of $9,294 and net changes in operating assets and liabilities of $15,492.

During the nine months ended October 31, 2022, the net cash used in operating activities was attributed to net loss of $19,917 reduced by depreciation of $200 and net changes in operating assets and liabilities of $267.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2023 and 2022.

Financing Activities

During the nine months ended October 31, 2023 and 2022, net cash from financing activities was $50,651 and $17,645, respectively. During the nine months ended October 31, 2023, we received proceeds from issuance of convertible note to a non-affiliate of $40,261 and proceeds from related parties of $10,390. During the nine months ended October 31, 2022, we received proceeds from the former director of $17,645.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $221,404, has an accumulated deficit of $150,730, shareholders’ deficit of $122,135 as of October 31, 2023. For the nine months ended October 31, 2023, the Company suffered a net loss of $78,029 and negative operating cash flow of $53,243. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2023. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2023.

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

STARGUIDE GROUP, INC.

Dated: December 12, 2023	By:	/s/Lu ei Xian
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

Dated: December 12, 2023	/s/Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

