Form 10-K
period 2024-01-31
STARGUIDE GROUP, INC.
filed 2024-05-15
CIK 1803096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2023: $364,560.

The number of shares of registrant’s common stock outstanding as of May 13, 2024 was 2,868,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION

As of May 13, 2024, the 2,868,000 issued and outstanding shares of common stock were held by a total of 3 shareholders of record.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended January 31, 2024 and 2023, which are included herein.

	Year Ended
	January 31,
	2024	2023	Changes	%

Revenue	$4,370	$-	$4,370	100%
Cost of Sales	(539)	-	(539)	100%
Gross Profit	3,831	-	3,831	100%
Operating Expenses	(112,821)	(44,520)	(68,301)	153%
Other Expense	(93,355)	(35)	(93,320)	266,629%
Net Loss	$(202,345)	$(44,555)	$(157,790)	354%

Our audited financial statements report a net loss of $202,345 for the year ended January 31, 2024 compared to a net loss of $44,555 for the year ended January 31, 2023. The increase in net loss during the year ended January 31, 2024 was mainly due to an increase in the operating expenses.

During the year ended January 31, 2024 and 2023, the Company recognized gross revenue of $4,370 and $0 and incurred cost of sales of $539 and $0, resulting in gross profit of $3,831 and $0, respectively.

Our operating expenses for the year ended January 31, 2024 were $112,821 compared to $44,520 for the year ended January 31, 2023. The increase in operating expenses was mainly due to an increase in management salaries, depreciation on plant and equipment and professional fees includes audit and accounting fees.

Our other expenses for the year ended January 31, 2024 were $93,355 compared to $35 for the year ended January 31, 2023. During the year ended January 31, 2024, the Company incurred impairment loss on software of $69,841 and impairment loss on goodwill of $26,319.

Liquidity and Financial Condition

Working Capital

	As of	As of
	January 31,	January 31,
	2024	2023	Changes	%

Current Assets	$161	$2,933	$(2,772)	(95%)
Current Liabilities	$252,581	$157,605	$94,976	60%
Working Capital Deficiency	$(252,420)	$(154,672)	$(97,748)	63%

Our total current assets as of January 31, 2024 were $161 as compared to total current assets of $2,933 as of January 31, 2023 due to a decrease in cash.

Our total current liabilities as of January 31, 2024 were $252,581 as compared to total current liabilities of $157,605 as of January 31, 2023. The increase was primarily due to an increase in convertible notes, due to related parties and accounts payable and accrued liabilities.

Our working capital deficit at January 31, 2024 was $252,420 as compared to working capital deficit of $154,672 as of January 31, 2023. The increase in working capital deficiency was mainly attributed to an increase in convertible notes, due to related parties and accounts payable and accrued liabilities.

Cash Flows

	Year Ended
	January 31,
	2024	2023	Changes	%

Cash flows used in operating activities	$(65,726)	$(36,638)	$(29,088)	79%
Cash flows used in investing activities	-	(112,499)	112,499	-
Cash flows provided by financing activities	60,161	150,483	(90,322)	(60%)
Effect of exchange rate changes on cash	2,673	(218)	2,891	(1326%)
Net changes in cash	$(2,892)	$1,128	$(4,020)	(356%)

Operating Activities

Net cash used in operating activities was $65,726 for the year ended January 31, 2024 compared with net cash used in operating activities of $36,638 during the prior year.

During the year ended January 31, 2024, the net cash used in operating activities was attributed to net loss of $202,345 reduced by depreciation of $12,386, impairment loss on software of $69,841, impairment loss on goodwill of $26,319, changes in operating assets and liabilities of $31,055, and increased by accounts payable written off of $2,982.

During the year ended January 31, 2023, the net cash used in operating activities was attributed to net loss of $44,555 reduced by depreciation of $796 and changes in operating assets and liabilities of $7,121.

Investing Activities

During the year ended January 31, 2024, the Company had no investing activities.

During the year ended January 31, 2023, we used $112,499 for investing activities comprised of acquisition of subsidiaries, net of cash acquired of $28,899 and purchase of plant and equipment of $83,600.

Financing Activities

During the year ended January 31, 2024 and 2023, net cash from financing activities was $60,161 and $150,483, respectively.

During the year ended January 31, 2024, we received proceeds from issuance of convertible notes to non-affiliate of $48,861 and proceeds from related parties of $11,300.

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

Going Concern

The independent auditors’ report accompanying our January 31, 2024 and January 31, 2023 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Starguide Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Starguide Group, Inc. (the ‘Company’) as of January 31, 2024 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024, and the results of its operations and its cash flows for the year ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, for the year ended January 31, 2024, the Company incurred a net loss of $202,345 and negative operating cash flow of $65,726. The Company’s current liabilities exceeded its current assets by $252,420, has an accumulated deficit of $259,592 and shareholders’ deficit of $250,335. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements.

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of plant and equipment

During the financial year ended January 31, 2024, the plant and equipment amounting to USD12,200 was fully impaired.

The Company carries out an impairment test by comparing the recoverable amount of cash generating unit (“CGU”) based on value in use method and the carrying amounts.

The impairment test was significant to our audit due to complexity of the assessment process involving significant judgements and estimation uncertainty in making key assumptions about future market and economic conditions growth rates, profit margins, discount rate, etc. for value in use of CGU based on the future discounted cash flows.

Our procedures in relation to management’s impairment assessments included, amongst others:

(a) Examining management’s cash flows forecast that support the impairment assessment;

(b) Assessing the reliability of management’s forecast through the review of past trends of actual financial performance against previous forecast results;

(c) Evaluating the reasonableness and consistency of key assumptions and inputs used in cash flow projection to available external industry sources of data;

(d) Performing sensitivity analysis to stress test the key assumptions and inputs used in the impairment assessment; and

(e) Assessing the adequacy and reasonableness of the disclosures in the financial statements.

/s/ JP Centurion & Partners PLT
JP Centurion & Partners PLT (PCAOB ID: 6723)

We have served as the Company’s auditor since 2023.

Kuala Lumpur, Malaysia

May 15, 2024

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98660

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

Starguide Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Starguide Group, Inc. as of January 31, 2023 and the related consolidated statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the fiscal year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

May 15, 2023

STARGUIDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2024 AND 2023

	January 31,	January 31,
	2024	2023
Assets
Current assets:
Cash	$41	$2,933
Accounts Receivable	120	-
Total current assets	161	2,933

Plant and equipment, net	2,085	83,202
Goodwill	-	26,319
Total Assets	$2,246	$112,454

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,922	$6,104
Accrued interest	1,379	-
Due to related parties	180,419	151,501
Convertible notes	48,861	-
Total Liabilities	252,581	157,605

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	35,839
Accumulated deficit	(259,592)	(78,327)
Accumulated other comprehensive loss	(2,446)	(175)
Total deficit attributed to Starguide Group, Inc.	(223,331)	(39,795)
Deficit attributed to non-controlling interest	(27,004)	(5,356)
Total Stockholders' Deficit	(250,335)	(45,151)
Total Liabilities and Stockholders' Deficit	$2,246	$112,454

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31 2024 AND 2023

	Year Ended
	January 31,
	2024	2023

Revenue	$4,370	$-
Cost of Sales	539	-
Gross Profit	3,831	-
Operating expenses
General and administrative expenses	93,669	36,520
Management salaries - related party	19,152	8,000
Total operating expenses	112,821	44,520

Loss from operations	(108,990)	(44,520)

Other income (expense)
Impairment loss on software	(69,841)	-
Impairment loss on goodwill	(26,319)	-
Accounts payable written off	2,982	-
Other income	547	106
Interest expense	(1,379)	-
Foreign exchange transaction gain (loss)	655	(141)
Total other income (expense)	(93,355)	(35)

Loss before income taxes	(202,345)	(44,555)

Income tax provision	-	-

Net Loss	(202,345)	(44,555)
Less: Net loss attributable to non-controlling interest	(21,080)	(2,732)
Net loss attributable to Starguide Group, Inc.	$(181,265)	$(41,823)

Comprehensive loss
Net loss	$(202,345)	$(44,555)
Foreign currency adjustment	(2,839)	(219)
Total comprehensive loss	(205,184)	(44,774)
Less: Comprehensive income attributable to noncontrolling interests	568	44
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(204,616)	$(44,730)

Basic and diluted net income per common share:
Net loss per common share	$(0.07)	$(0.02)

Weighted average number of common shares outstanding	2,868,000	2,868,000

The accompanying notes are an integral part of these consolidated financial statements

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED JANUARY 31 2024 AND 2023

	Common Stock		Additional		Other			Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total	Non-controlling Interest	Stockholders' Deficit

Balance - January 31, 2022	2,868,000	$2,868	$25,172	$(36,504)	$-	$(8,464)	$-	$(8,464)

Acquisition of subsidiaries	-	-	-	-	-	-	(2,580)	(2,580)
Loan forgiveness by related party	-	-	10,667	-	-	10,667	-	10,667
Foreign currency translation adjustments	-	-	-	-	(175)	(175)	(44)	(219)
Net loss	-	-	-	(41,823)	-	(41,823)	(2,732)	(44,555)
Balance - January 31, 2023	2,868,000	$2,868	$35,839	$(78,327)	$(175)	$(39,795)	$(5,356)	$(45,151)

Foreign currency translation adjustments	-	-	-	-	(2,271)	(2,271)	(568)	(2,839)
Net loss	-	-	-	(181,265)	-	(181,265)	(21,080)	(202,345)
Balance - January 31, 2024	2,868,000	$2,868	$35,839	$(259,592)	$(2,446)	$(223,331)	$(27,004)	$(250,335)

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31 2024 AND 2023

	Year Ended
	January 31,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(202,345)	$(44,555)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	12,386	796
Impairment loss on software	69,841	-
Impairment loss on goodwill	26,319	-
Accounts payable written off	(2,982)	-
Changes in operating assets and liabilities:
Accounts receivable	(120)	-
Accounts payable and accrued liabilities	15,796	3,121
Accrued interest	1,379	-
Management salary payable	14,000	4,000
Net cash used in operating activities	(65,726)	(36,638)

Cash Flows from Investing Activities
Acquisitions of subsidiaries, net of cash acquired	-	(28,899)
Purchase of plant and equipment	-	(83,600)
Net cash used in investing activities	-	(112,499)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes to non-affiliate	48,861	-
Proceeds from related parties	11,300	141,678
Repayment to related parties	-	-
Proceeds from former director	-	8,805
Net cash provided by financing activities	60,161	150,483

Effect of exchange rate changes on cash	2,673	(218)

Net change in cash and cash equivalents	(2,892)	1,128
Cash and cash equivalents - beginning of period	2,933	1,805
Cash and cash equivalents - end of period	$41	$2,933

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activity:
Debt forgiven by related party	$-	$10,667

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $252,420, has an accumulated deficit of $259,592 and shareholders’ deficit of $250,335 as of January 31, 2024. For the year ended January 31, 2024, the Company suffered a net loss of $202,345 and negative operating cash flow of $65,726. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Year Ended	Year Ended
	January 31,	January 31,
	2024	2023
Spot GBP: USD exchange rate	1.2712	1.2319
Average GBP: USD exchange rate	1.2478	1.2209

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had cash of $41 and $2,933 as of January 31, 2024 and January 31, 2023.

Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation. These reclassifications had no impact on reported operating and net loss.

Accounts Receivable

 Accounts receivable are recorded in accordance with ASC 310, “Receivables,” at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of January 31, 2024 and 2023, the Company had accounts receivable of $120 and $0, respectively.

Related Parties

We follow ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. (see Note 7)

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from sofware product sales, advertising and direct product sales. During the year ended January 31, 2024 and 2023, the Company recognized gross revenue of $4,370 and $0 and incurred cost of sales of $539 and $0, resulting in gross profit of $3,831 and $0, respectively.

 Plant and Equipment

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Office Equipment	3 years

Computer Equipment	5 years

Computer Software	7 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of plant and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended January 31, 2024 and 2023, impairment loss on computer software of $69,841 and $0 was incurred, respectively. (Note 5)

Impairment of tangible and intangible assets

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

Based on the Company’s analysis of goodwill as of January 31, 2024, the fair value of the reporting unit based on estimated future cash flow falls below its carrying value and shows negative recoverability, goodwill was fully impaired and impairment loss on goodwill of $26,319 was incurred. (Note 4)

Net Income (Loss) per Share

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

As of January 31, 2024 and January 31, 2023, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	January 31,	January 31,
	2024	2023
	(Shares)	(Shares)
Convertible note payable	488,610	-

As of January 31, 2024 and January 31, 2023, the total convertible shares from convertible notes totaling $48,861 and $0 issued to an unaffiliated party from July 31, 2023 through January 31, 2024 with conversion rate of $0.10 per shares was 488,610 shares and 0 shares. (Note 9)

Lease

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at January 31, 2024 (Note 10).

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

NOTE 4 – GOODWILL

January 31, 2022	$-
Additions	26,319
January 31, 2023	$26,319
Impairment	(26,319)
January 31, 2024	$-

On December 8, 2022, the Company acquired 80% shares in Live Investments Holdings, which generated Goodwill of $26,319.

Based on the Company’s analysis of goodwill as of January 31, 2024, the fair value of the reporting unit based on estimated future cash flow falls below its carrying value and shows negative recoverability, goodwill was fully impaired and impairment loss on goodwill of $26,319 was incurred.

NOTE 5 – PROPERTY AND EQUIPMENT

As of January 31, 2024 and January 31, 2023, the plant and equipment consisted of the following:

Cost	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2022	$800	$-	$-	$800
Additions	-	2,800	80,774	83,574
January 31, 2023	$800	$2,800	$80,774	$84,374
Additions	-	-	-	-
Impairment	-	-	(83,349)	(83,349)
Foreign Exchange Adjustment	-	89	2,575	2,664
January 31, 2024	$800	$2,889	$-	$3,689

Accumulated Depreciation	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2022	$402	$-	$-	$402
Additions	267	247	282	796
Foreign Exchange Adjustment	-	(28)	2	(26)
January 31, 2023	$669	$219	$284	$1,172
Additions	131	567	11,688	12,386
Impairment	-	-	(12,200)	(12,200)
Foreign Exchange Adjustment	-	18	228	246
January 31, 2024	$800	$804	$-	$1,604

Net book value	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2022	$398	$-	$-	$398
January 31, 2023	$131	$2,581	$80,490	$83,202
January 31, 2024	$-	$2,085	$-	$2,085

During the year ended January 31, 2024, computer software of $69,841 was impaired.

Depreciation expense for the year ended January 31, 2024 and 2023 amounted to $12,386 and $796, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accounts payable and accrued liabilities at January 31, 2024 and January 31, 2023 consisted of the following:

	January 31, 2024	January 31, 2023
Trade payable	$21,922	$3,122
Due to former director	-	2,982
	$21,922	$6,104

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

During the year ended January 31, 2024 and 2023, the former director of the Company, who resigned on May 16, 2022, advanced $0 and $8,805 to the Company to support business operation costs, respectively.  In pursuant to the loan waiver agreement entered on February 7, 2022, loan amount of $10,667 was forgiven during the three months ended April 30, 2022. During the year ended January 31, 2024, the outstanding loan amount of $2,982 was forgiven. As of January 31, 2024 and January 31, 2023, the amount due to the former director was $0 and $2,982, respectively.

During the year ended January 31, 2024 and 2023, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $10,300 and $138,513 to the Company to support operating cost. As of January 31, 2024 and January 31, 2023, the amount due to the majority shareholder of the Company was $157,905 and $138,513, respectively.

During the year ended January 31, 2024, the Company incurred net management salary of $23,152 from February to January 2024 with gross amount of $19,152 offset by reversal of over-accrued amount of $4,000 during the year ended January 31, 2023. During the year ended January 31, 2024 and 2023, director of Live Investments Holding Ltd. advanced $1,000 and $3,165 to the Company to support operating cost. As of January 31, 2024 and January 31, 2023, the amount due to the director of Live Investments Holding Ltd. was $22,514 and $7,165, respectively.

As of January 31, 2024 and January 31, 2023, the total amount due to related parties was $180,419 and $151,501, respectively.

NOTE 8 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

As of January 31, 2024 and January 31, 2023, the issued and outstanding common stock was 2,868,000 shares.

NOTE 9 – CONVERTIBLE NOTES

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

On January 31, 2024, the Company issued a convertible note to a non-affiliate of $8,600 for payment of the Company’s three months ended January 31, 2024 operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 7.5% per annum and is convertible at $0.10 per share.

During the year ended January 31, 2024, the note interest was $1,379.

As of January 31, 2024 and January 31, 2023, the convertible note was $48,861 and $0, respectively.

NOTE 10 – INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory federal income tax rate at 21% and Great Britain income tax rate at 25% to the income tax amount recorded for the years ended January 31, 2024 and 2023 is as follows:

	Year Ended			Year Ended
	January 31, 2024			January 31, 2023
	USA	UK	Total	USA	UK	Total
Net operating loss carryforward	$(130,328)	$(119,5989)	$(249,927)	$(56,758)	$(13,662)	$(70,420)
Statutory tax rate	21%	25%	23%	21%	25%	22%
Deferred tax asset	(27,369)	(29,900)	(527,268)	(11,919)	(3,416)	(15,335)
Less: Valuation allowance	27,369	29,900	527,268	11,919	3,416	15,335
Net deferred asset	$-	$-	$-	$-	$-	$-

As of January 31, 2024, the Company has approximately $250,000 of net operating losses (“NOL”) generated through January 31, 2024 carried forward to offset taxable income in future years which expire commencing in fiscal 2023. NOLs generated in the United States for tax years prior to December 31, 2017, can be carried forward for twenty years, whereas NOLs generated after December 31, 2017 can be carried forward indefinitely in USA and can be carried forward for four years in Great Britain. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Tax returns for the years ended 2018 through 2024 are subject to review by the tax authorities.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to January 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address	Age	Positions
Lu Mei Xian Guangxi Province, Laibin City, Xing-bin District, Qiao-fan cun, Qiao-fan jie 190 hao, 546100 China	61	President, Secretary, Chief Financial Officer, Chief Executive Officer, Sole Director

Lo Xuan Hoang 3103, S1, Sunshine City, Dong Ngac Ward, Bac Tu Liem District, Hanoi, Vietnam	39	Chief Executive Officer of Live Lead Tech Ltd.

Background Information About Our Officers and Directors

Lu Mei Xian has an extensive background in finance and corporate management, and previously served as the Financial Controller of Qingdao Liyongfa Logistics Co. Ltd. from March 2011 to 2020. Prior to this appointment, Miss Lu served as financial operations manager in Hongquan Unitop Logistics Co.

Lo Xuan Hoang is an entrepreneur passionate about building software products and digital businesses. Prior to being the CEO of Live Lead Tech Ltd, Mr Hoang was the CEO and Founder of Boost, a successful SaaS product focused on lead generation and affiliate marketing for the digital industry. Before starting Boost, Mr Hoang founded Vici, a social network that helps achieve their life goals through challenges, education, and motivation. Mr Hoang received his education at Aspire2 International studying Business Management.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% or greater beneficial stockholders were met during the fiscal years ended January 31, 2024 and 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended January 31, 2024 and January 31, 2023:

Summary Compensation Table

Non-qualified
							Non-Equity	Deferred	All
					Stock	Option	Incentive Plan	Compensation	Other
Name	Positions	Year Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals

Lu Mei Xian	President, Secretary, CEO, CFO, Director	1/31/2024	$-	$-	$-	$-	$-	$-	$-	$-
		1/31/2023	$-	$-	$-	$-	$-	$-	$-	$-
Hoang Lo	Director of Live Investments Holdings	1/31/2024	$19,152	$-	$-	$-	$-	$-	$-	$19,152
		1/31/2023	$8,000	$-	$-	$-	$-	$-	$-	$8,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 2,868,000 shares issued and outstanding as of May 13, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Northeast International Holdings Limited 2nd Floor College House 17 King Edwards Road, Ruislip, London U.K. HA4 7AE	2,000,000 shares of common stock (direct)	69.73%
Directors and Executive Officers as a Group		2,000,000 shares of common stock (direct)	69.73%

The percent of class is based on 2,868,000 shares of common stock issued and outstanding as of May 13, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended January 31, 2024 and 2023, the former director of the Company, who resigned on May 16, 2022, advanced $0 and $8,805 to the Company to support business operation costs, respectively.  In pursuant to the loan waiver agreement entered on February 7, 2022, loan amount of $10,667 was forgiven during the three months ended April 30, 2022. During the year ended January 31, 2024, the outstanding loan amount of $2,982 was forgiven. As of January 31, 2024 and January 31, 2023, the amount due to the former director was $0 and $2,982, respectively.

During the year ended January 31, 2024 and 2023, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $10,300 and $138,513 to the Company to support operating cost. As of January 31, 2024 and January 31, 2023, the amount due to the majority shareholder of the Company was $157,905 and $138,513, respectively.

During the year ended January 31, 2024, the Company incurred net management salary of $23,152 from February to January 2024 with gross amount of $19,152 offset by reversal of over-accrued amount of $4,000 during the year ended January 31, 2023. During the year ended January 31, 2024 and 2023, director of Live Investments Holding Ltd. advanced $1,000 and $3,165 to the Company to support operating cost. As of January 31, 2024 and January 31, 2023, the amount due to the director of Live Investments Holding Ltd. was $22,514 and $7,165, respectively.

As of January 31, 2024 and January 31, 2023, the total amount due to related parties was $180,419 and $151,501, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2024 and for fiscal year ended January 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	January 31,	January 31,
Fee Category	2024	2023
Audit Fees	$15,500	$13,250
Audit-Related Fees	-	-
Tax Fees	-	-
	15,500	13,250
All Other Fees	-	-
Total Fees	$15,500	$13,250

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

STARGUIDE GROUP, INC.

Dated: May 15, 2024	By:	/s/Lu ei Xian
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

Dated: May 15, 2024	/s/Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

