Form 10-Q
period 2024-04-30
STARGUIDE GROUP, INC.
filed 2024-06-13
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

2,868,000 shares of common stock as of June 3, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2024 AND JANUARY 31, 2024

(Unaudited)

	April 30,	January 31,
	2024	2024
Assets
Current assets:
Cash	$24	$41
Accounts receivable	-	120
Total current assets	24	161

Plant and equipment, net	1,910	2,085
Total Assets	$1,934	$2,246

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$15,100	$21,922
Accrued interest	2,295	1,379
Due to related parties	184,957	180,419
Convertible notes	70,987	48,861
Total Liabilities	273,339	252,581

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	35,839
Accumulated deficit	(281,434)	(259,592)
Accumulated other comprehensive loss	(713)	(2,446)
Total deficit attributed to Starguide Group, Inc.	(243,440)	(223,331)
Deficit attributed to non-controlling interest	(27,965)	(27,004)
Total Stockholders' Deficit	(271,405)	(250,335)
Total Liabilities and Stockholders' Deficit	$1,934	$2,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2024 AND 2023

(Unaudited)

	Three Months Ended
	April 30,
	2024	2023

Revenue	$108	$1,786
Cost of Sales	34	-
Gross Profit	74	1,786

Operating expenses
General and administrative expenses	16,097	19,581
Management salaries - related party	6,000	1,152
Total operating expenses	22,097	20,733

Loss from operations	(22,023)	(18,947)

Other income (expense)
Other income	3	390
Interest expense	(916)	(25)
Foreign exchange transaction loss	(300)	-
Total other (expense) income	(1,213)	365

Loss before income taxes	(23,236)	(18,582)

Income tax provision	-	-

Net Loss	(23,236)	(18,582)
Less: Net loss attributable to non-controlling interest	(1,394)	(1,245)
Net loss attributable to Starguide Group, Inc.	$(21,842)	$(17,337)

Comprehensive loss
Net loss	$(23,236)	$(18,582)
Foreign currency adjustment	2,166	(662)
Total comprehensive loss	(21,070)	(19,244)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(433)	133
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(21,503)	$(19,111)

Basic and diluted net income per common share:
Net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	2,868,000	2,868,000

The accompanying notes are an integral part of these condensed consolidated financial statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2024 AND 2023

(Unaudited)

Three Months Ended April 30, 2024

					Accumulated
	Common Stock		Additional		Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2024	2,868,000	$2,868	$35,839	$(259,592)	$(2,446)	$(223,331)	$(27,004)	$(250,335)

Foreign currency translation adjustments	-	-	-	-	1,733	1,733	433	2,166
Net loss	-	-	-	(21,842)	-	(21,842)	(1,394)	(23,236)
Balance - April 30, 2024	2,868,000	$2,868	$35,839	$(281,434)	$(713)	$(243,440)	$(27,965)	$(271,405)

 Three Months Ended April 30, 2023

	Common Stock		Additional		Accumulated Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2023	2,868,000	$2,868	$35,839	$(78,327)	$(175)	$(39,795)	$(5,356)	$(45,151)

Foreign currency translation adjustments	-	-	-	-	(530)	(530)	(133)	(663)
Net loss	-	-	-	(17,337)	-	(17,337)	(1,245)	(18,582)
Balance - April 30, 2023	2,868,000	$2,868	$35,839	$(95,664)	$(705)	$(57,662)	$(6,734)	$(64,396)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2024 AND 2023

(Unaudited)

	Three Months Ended
	April 30,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(23,236)	$(18,582)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	143	3,067
Changes in operating assets and liabilities:
Accounts receivable	120	-
Prepaid expense	-	(570)
Accounts payable and accrued liabilities	(6,822)	10,288
Accrued interest	916	-
Management salary payable	6,000	(4,000)
Net cash used in operating activities	(22,879)	(9,797)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes to non-affiliate	22,126	-
Proceeds from related parties	400	7,681
Net cash provided by financing activities	22,526	7,681

Effect of exchange rate changes on cash	336	(101)

Net change in cash and cash equivalents	(17)	(2,217)
Cash and cash equivalents - beginning of period	41	2,933
Cash and cash equivalents - end of period	$24	$716

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $273,315, has an accumulated deficit of $281,434 and shareholders’ deficit of $271,405 as of April 30, 2024. For the three ended April 30, 2024, the Company suffered a net loss of $23,236 and negative operating cash flow of $22,879. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the year ending January 31, 2025. Notes to the unaudited condensed interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 15, 2024.

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

	Three Months Ended	Three Months Ended
	April 30,	April 30,
	2024	2023
Spot GBP: USD exchange rate	1.2514	1.2547
Average GBP: USD exchange rate	1.2617	1.2219

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had cash of $24 and $41 as of April 30, 2024 and January 31, 2024.

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

As of April 30, 2024 and January 31, 2024, the Company had accounts receivable of $0 and $120, respectively.

Related Parties

We follow ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. (see Note 5)

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from software product sales, advertising and direct product sales. During the three months ended April 30, 2024 and 2023, the Company recognized gross revenue of $108 and $1,786 and incurred cost of sales of $34 and $0, resulting in gross profit of $74 and $1,786, respectively.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended January 31, 2024, impairment loss on computer software of $69,841 was incurred. (Note 4)

Impairment of tangible and intangible assets

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

For the three months ended April 30, 2024 and 2023, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	April 30,	April 30,
	2024	2023
	(Shares)	(Shares)
Convertible note payable	709,860	-

As of April 30, 2024 and January 31, 2024, the total convertible shares from convertible notes totaling $70,986 and $48,861 issued to an unaffiliated party from July 31, 2023 through April 30, 2024 with conversion rate of $0.10 per shares was 709,860 shares and 488,610 shares. (Note 7)

Lease

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of April 30, 2024 and January 31, 2024, the plant and equipment consisted of the following:

Cost	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2023	$800	$2,800	$80,774	$84,374
Impairment	-	-	(83,349)	(83,349)
Foreign Exchange Adjustment	-	89	2,575	2,664
January 31, 2024	$800	$2,889	$-	$3,689
Foreign Exchange Adjustment	-	(45)	-	(45)
April 30, 2024	$800	$2,844	$-	$3,644

Accumulated Depreciation	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2023	$669	$219	$284	$1,172
Additions	131	567	11,688	12,386
Impairment	-	-	(12,200)	(12,200)
Foreign Exchange Adjustment	-	18	228	246
January 31, 2024	$800	$804	$-	$1,604
Additions	-	143	-	143
Foreign Exchange Adjustment	-	(13)	-	(13)
April 30, 2024	$800	$934	$-	$1,734

Net book value	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2023	$131	$2,581	$80,490	$83,202
January 31, 2024	$-	$2,085	$-	$2,085
April 30, 2024	$-	$1,910	$-	$1,910

During the year ended January 31, 2024, computer software of $69,841 was impaired.

Depreciation expense for the three months ended April 30, 2024 and 2023 amounted to $143 and $3,067, respectively.

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

During the three months ended April 30, 2024 and 2023, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $400 and $7,670 to the Company to support operating cost. As of April 30, 2024 and January 31, 2024, the amount due to the majority shareholder of the Company was $156,513 and $157,905, respectively.

During the three months ended April 30, 2024 and 2023, the Company incurred net management salary of $6,000 and $1,512. During the year ended January 31, 2024 and 2023, director of Live Investments Holding Ltd. advanced $1,000 and $3,165 to the Company to support operating cost. As of April 30, 2024 and January 31, 2024, the amount due to the director of Live Investments Holding Ltd. was $28,444 and $22,514, respectively.

As of April 30, 2024 and January 31, 2024, the total amount due to related parties was $184,957 and $180,419, respectively.

NOTE 6 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

As of April 30, 2024 and January 31, 2024, the issued and outstanding common stock was 2,868,000 shares.

NOTE 7 – CONVERTIBLE NOTES

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

On April 30, 2024, the Company issued a convertible note to a non-affiliate of $22,126 for payment of the Company’s three months ended April 30, 2024 operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 7.5% per annum and is convertible at $0.10 per share.

During the three months ended April 30, 2024, the note interest was $916.

As of April 30, 2024 and January 31, 2024, the convertible note was $70,987 and $48,861, respectively.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to April 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended April 30, 2024 and 2023, which are included herein.

Three months ended April 30, 2024 compared to three months ended April 30, 2023

	Three Months
	April 30,
	2024	2023	Changes	%

Revenue	$108	$1,786	$(1,678)	(94%)
Cost of Sales	(34)	-	(34)	(100%)
Gross Profit	74	1,786	(1,712)	(96%)
Operating Expenses	(22,097)	(18,947)	(3,150)	17%
Other Expense	(1,213)	365	(1,578)	(432%)
Net Loss	$(23,236)	$(18,582)	$(4,654)	25%

The Company incurred net loss of $23,236 for the three months ended April 30, 2024 compared to a net loss of $18,582 for the three months ended April 30, 2023. The increase in net loss during the three months ended April 30, 2024 was mainly due to an increase in the operating expenses.

During the three months ended April 30, 2024 and 2023, the Company recognized gross revenue of $108 and $1,786 and incurred cost of sales of $34 and $0, resulting in gross profit of $74 and $1,786, respectively.

Our operating expenses for the three months ended April 30, 2024 were $22,097 compared to $18,947 for the three months ended April 30, 2023. The increase in operating expenses was mainly due to an increase in management salaries and professional fees includes audit and accounting fees.

Liquidity And Financial Condition

Working Capital

	As of	As of
	April 30,	January 31,
	2024	2024	Changes	%

Current Assets	$24	$161	$(137)	(85%)
Current Liabilities	$273,339	$252,581	$20,758	8%
Working Capital Deficiency	$(273,315)	$(252,420)	$(20,895)	8%

Our total current assets as of April 30, 2024 were $24 as compared to total current assets of $161 as of January 31, 2024 due to a decrease in cash and accounts receivable.

Our total current liabilities as of April 30, 2024 were $273,339 as compared to total current liabilities of $252,581 as of January 31, 2024. The increase was primarily due to an increase in convertible notes, amount due to related parties and accrued interest.

Our working capital deficit at April 30, 2024 was $273,315 as compared to working capital deficit of $252,420 as of January 31, 2024. The increase in working capital deficiency was mainly attributed to an increase in convertible note, amount due to related parties and accrued interest.

Cash Flows

	Three Months
	April 30,
	2024	2023	Changes	%

Cash flows used in operating activities	$(22,879)	$(9,797)	$(13,082)	134%
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	22,526	7,681	14,845	193%
Effect of exchange rate changes on cash	336	(101)	437	(432%)
Net changes in cash	$(17)	$(2,217)	$2,200	(99%)

Operating Activities

Net cash used in operating activities was $22,879 for the three months ended April 30, 2024 compared with net cash used in operating activities of $9,797 during the three months ended April 30, 2023.

During the three months ended April 30, 2024, the net cash used in operating activities was attributed to net loss of $23,236 reduced by depreciation of $143 and net changes in operating assets and liabilities of $214.

During the three months ended April 30, 2023, the net cash used in operating activities was attributed to net loss of $18,582 reduced by depreciation of $3,067 and net changes in operating assets and liabilities of $5,718.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2024 and 2023.

Financing Activities

During the three months ended April 30, 2024 and 2023, net cash from financing activities was $22,526 and $7,681, respectively. During the nine months ended April 30, 2024, we received proceeds from issuance of convertible note to a non-affiliate of $22,126 and proceeds from related parties of $400. During the three months ended April 30, 2023, we received proceeds from the former director of $7,681.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $273,315, has an accumulated deficit of $281,434 and shareholders’ deficit of $271,405 as of April 30, 2024. For the three ended April 30, 2024, the Company suffered a net loss of $23,236 and negative operating cash flow of $22,879. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2024. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2024.

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

STARGUIDE GROUP, INC.

Dated: June 13, 2024	By:	/s/Lu ei Xian
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

Dated: June 13, 2024	/s/Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

