Form 10-Q
period 2024-10-31
STARGUIDE GROUP, INC.
filed 2024-12-11
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

2,868,000 shares of common stock as of December 3, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2024 AND JANUARY 31, 2024

(Unaudited)

	October 31,	January 31,
	2024	2024
Assets
Current assets:
Cash	$95	$41
Accounts receivable	-	120
Total current assets	95	161

Plant and equipment, net	1,670	2,085
Total Assets	$1,765	$2,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,351	$21,922
Accrued interest	5,300	1,379
Due to related parties	201,645	180,419
Convertible notes	94,937	48,861
Total Liabilities	310,233	252,581

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	35,839
Accumulated deficit	(312,229)	(259,592)
Accumulated other comprehensive loss	(3,610)	(2,446)
Total deficit attributed to Starguide Group, Inc.	(277,132)	(223,331)
Deficit attributed to non-controlling interest	(31,336)	(27,004)
Total Stockholders' Deficit	(308,468)	(250,335)
Total Liabilities and Stockholders' Deficit	$1,765	$2,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023

Revenue	$1,961	$375	$2,111	$3,560
Cost of Sales	1,861	-	1,904	-
Gross Profit	100	375	207	3,560

Operating expenses
General and administrative expenses	9,374	14,730	35,366	68,717
Management salaries - related party	6,000	12,000	18,000	13,152
Total operating expenses	15,374	26,730	53,366	81,869

Loss from operations	(15,274)	(26,355)	(53,159)	(78,309)

Other income (expense)
Other income	3	135	10	539
Interest expense	(1,645)	(607)	(3,922)	(607)
Foreign exchange transaction gain (loss)	69	(103)	393	348
Total other income (expense)	(1,573)	(575)	(3,519)	280

Loss before income taxes	(16,847)	(26,930)	(56,678)	(78,029)

Income tax provision	-	-	-	-

Net Loss	(16,847)	(26,930)	(56,678)	(78,029)
Less: Net loss attributable to non-controlling interest	(1,320)	(3,544)	(4,041)	(5,626)
Net loss attributable to Starguide Group, Inc.	$(15,527)	$(23,386)	$(52,637)	$(72,403)

Comprehensive loss
Net loss	$(16,847)	$(26,930)	$(56,678)	$(78,029)
Foreign currency adjustment	117	2,543	(1,455)	1,045
Total comprehensive loss	(16,730)	(24,387)	(58,133)	(76,984)
Less: Comprehensive loss (income) attributable to noncontrolling interests	(23)	(509)	291	(209)
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(16,753)	$(24,896)	$(57,842)	$(77,193)

Basic and diluted net loss per common share:
Net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	2,868,000	2,868,000	2,868,000	2,868,000

The accompanying notes are an integral part of these condensed consolidated financial statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

Nine Months Ended October 31, 2024

					Accumulated
	Common Stock		Additional		Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2024	2,868,000	$2,868	$35,839	$(259,592)	$(2,446)	$(223,331)	$(27,004)	$(250,335)

Foreign currency translation adjustments	-	-	-	-	1,733	1,733	433	2,166
Net loss	-	-	-	(21,842)	-	(21,842)	(1,394)	(23,236)
Balance - April 30, 2024	2,868,000	$2,868	$35,839	$(281,434)	$(713)	$(243,440)	$(27,965)	$(271,405)

Foreign currency translation adjustments	-	-	-	-	(2,991)	(2,991)	(747)	(3,738)
Net loss	-	-	-	(15,268)	-	(15,268)	(1,327)	(16,595)
Balance - July 31, 2024	2,868,000	$2,868	$35,839	$(296,702)	$(3,704)	$(261,699)	$(30,039)	$(291,738)

Foreign currency translation adjustments	-	-	-	-	94	94	23	117
Net loss	-	-	-	(15,527)	-	(15,527)	(1,320)	(16,847)
Balance - October 31, 2024	2,868,000	$2,868	$35,839	$(312,229)	$(3,610)	$(277,132)	$(31,336)	$(308,468)

Nine Months Ended October 31, 2023

					Accumulated
	Common Stock		Additional		Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2023	2,868,000	$2,868	$35,839	$(78,327)	$(175)	$(39,795)	$(5,356)	$(45,151)

Foreign currency translation adjustments	-	-	-	-	(530)	(530)	(133)	(663)
Net loss	-	-	-	(17,337)	-	(17,337)	(1,245)	(18,582)
Balance - April 30, 2023	2,868,000	$2,868	$35,839	$(95,664)	$(705)	$(57,662)	$(6,734)	$(64,396)

Foreign currency translation adjustments	-	-	-	-	(669)	(669)	(167)	(836)
Net loss	-	-	-	(31,680)	-	(31,680)	(837)	(32,517)
Balance - July 31, 2023	2,868,000	$2,868	$35,839	$(127,344)	$(1,374)	$(90,011)	$(7,738)	$(97,749)

Foreign currency translation adjustments	-	-	-	-	2,035	2,035	509	2,544
Net loss	-	-	-	(23,386)	-	(23,386)	(3,544)	(26,930)
Balance - October 31, 2023	2,868,000	$2,868	$35,839	$(150,730)	$661	$(111,362)	$(10,773)	$(122,135)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

	Nine Months Ended
	October 31,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(56,678)	$(78,029)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	437	9,294
Changes in operating assets and liabilities:
Accounts receivable	120	-
Accounts payable and accrued liabilities	(13,571)	6,885
Accrued interest	3,921	607
Management salary payable	18,000	8,000
Net cash used in operating activities	(47,771)	(53,243)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes to non-affiliate	46,076	40,261
Proceeds from related parties	2,150	10,390
Net cash provided by financing activities	48,226	50,651

Effect of exchange rate changes on cash	(401)	(224)

Net change in cash and cash equivalents	54	(2,816)
Cash and cash equivalents - beginning of period	41	2,933
Cash and cash equivalents - end of period	$95	$117

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $310,138\, has an accumulated deficit of $312,229 and shareholders’ deficit of $308,468 as of October 31, 2024. For the nine months ended October 31, 2024, the Company suffered a net loss of $56,678 and negative operating cash flow of $47,771. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the financial support from its major shareholder and its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the year ending January 31, 2025. Notes to the unaudited condensed interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 15, 2024.

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

	Nine Months Ended	Nine Months Ended
	October 31,	October 31,
	2024	2023
Spot GBP: USD exchange rate	1.2902	1.2145
Average GBP: USD exchange rate	1.2807	1.2439

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had cash of $95 and $41 as of October 31, 2024 and January 31, 2024.

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

As of October 31, 2024 and January 31, 2024, the Company had accounts receivable of $0 and $120, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from software product sales, advertising and direct product sales. During the nine months ended September 30, 2024 and 2023, the Company recognized gross revenue of $2,111 and $3,560 and incurred cost of sales of $1,904and $0, resulting in gross profit of $207 and $3,560, respectively.

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

For the nine months ended October 31, 2024 and 2023, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	October 31,	October 31,
	2024	2023
	(Shares)	(Shares)
Convertible note payable	949,360	402,610

As of October 31, 2024 and October 31, 2023, the total convertible shares from convertible notes totaling $94,936 and $31,661 issued to an unaffiliated party from July 31, 2023 through October 31, 2024 with conversion rate of $0.10 per shares was 949,360 shares and 402,610 shares. (Note 7)

Lease

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

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

As of October 31, 2024 and January 31, 2024, the plant and equipment consisted of the following:

Cost	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2023	$800	$2,800	$80,774	$84,374
Impairment	-	-	(83,349)	(83,349)
Foreign Exchange Adjustment	-	89	2,575	2,664
January 31, 2024	$800	$2,889	$-	$3,689
Foreign Exchange Adjustment	-	31	-	31
October 31, 2024	$800	$2,920	$-	$3,720

Accumulated Depreciation	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2023	$669	$219	$284	$1,172
Additions	131	567	11,688	12,386
Impairment	-	-	(12,200)	(12,200)
Foreign Exchange Adjustment	-	18	228	246
January 31, 2024	$800	$804	$-	$1,604
Additions	-	437	-	437
Foreign Exchange Adjustment	-	9	-	9
October 31, 2024	$800	$1,250	$-	$2,049

Net book value	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2023	$131	$2,581	$80,490	$83,202
January 31, 2024	$-	$2,085	$-	$2,085
October 31, 2024	$-	$1,670	$-	$1,670

During the year ended January 31, 2024, computer software of $69,841 was impaired.

Depreciation expense for the nine months ended October 31, 2024 and 2023 amounted to $437 and $9,294, respectively.

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

During the nine months ended October 31, 2024 and 2023, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $2,150 and $10,300 to the Company to support operating cost. As of October 31, 2024 and January 31, 2024, the amount due to the majority shareholder of the Company was $161,251 and $157,905, respectively.

During the nine months ended October 31, 2024 and 2023, the Company incurred net management salary of $18,000 and $13,152. As of October 31, 2024 and January 31, 2024, the amount due to the director of Live Investments Holding Ltd. was $40,395 and $22,514, respectively.

As of October 31, 2024 and January 31, 2024, the total amount due to related parties was $201,645 and $180,419, respectively.

NOTE 6 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

As of October 31, 2024 and January 31, 2024, the issued and outstanding common stock was 2,868,000 shares.

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

On October 31, 2024, the Company issued a convertible note to a non-affiliate of $9,100 for payment of the Company’s three months ended October 31, 2024 operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 7.5% per annum and is convertible at $0.10 per share.

During the nine months ended October 31, 2024 and 2023, the note interest was $3,922 and $607, respectively.

As of October 31, 2024 and January 31, 2024, the convertible note was $94,937 and $48,861, respectively.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to October 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended October 31, 2024 and 2023, which are included herein.

Three months ended October 31, 2024 compared to three months ended October 31, 2023

	Three Months Ended
	October 31,
	2024	2023	Changes	%

Revenue	$1,961	$375	$1,586	423%
Cost of Sales	(1,861)	-	(1,861)	(100%)
Gross Profit	100	375	(275)	(73%)
Operating Expenses	(15,374)	(26,730)	11,356	(42%)
Other Income (Expense)	(1,573)	(575)	(998)	174%
Net Loss	$(16,847)	$(26,930)	$10,083	(37%)

The Company incurred net loss of $16,847 for the three months ended October 31, 2024 compared to a net loss of $26,930 for the three months ended October 31, 2023. The decrease in net loss during the three months ended October 31, 2024 was mainly due to a decrease in operating expenses.

During the three months ended October 31, 2024 and 2023, the Company recognized gross revenue of $1,961 and $375 and incurred cost of sales of $1,861 and $0, resulting in gross profit of $100 and $375, respectively.

Our operating expenses for the three months ended October 31, 2024 were $15,374 compared to $26,730 for the three months ended October 31, 2023. The decrease in operating expenses was mainly due to a decrease in audit fees, rent expense, software costs and management salaries.

Nine months ended October 31, 2024 compared to nine months ended October 31, 2023

	Nine Months Ended
	October 31,
	2024	2023	Changes	%

Revenue	$2,111	$3,560	$(1,449)	(41%)
Cost of Sales	1,904	-	1,904	(100%)
Gross Profit	207	3,560	(3,353)	(94%)
Operating Expenses	(53,366)	(81,869)	28,503	(35%)
Other Income (Expense)	(3,519)	280	(3,799)	(1357%)
Net Loss	$(56,678)	$(78,029)	$21,351	(27%)

The Company incurred net loss of $56,678 for the nine months ended October 31, 2024 compared to a net loss of $78,029 for the nine months ended October 31, 2023. The decrease in net loss during the nine months ended October 31, 2024 was mainly due to a decrease in the operating expenses.

During the nine months ended October 31, 2024 and 2023, the Company recognized gross revenue of $2,111 and $3,560 and incurred cost of sales of $1,904 and $0, resulting in gross profit of $207 and $3,560, respectively.

Our operating expenses for the nine months ended October 31, 2024 were $53,366 compared to $81,869 for the nine months ended October 31, 2023. The decrease in operating expenses was mainly due to a decrease in audit fees, rent expense, software costs and management salaries.

Liquidity And Financial Condition

Working Capital

	As of	As of
	October 31,	January 31,
	2024	2024	Changes	%

Current Assets	$95	$161	$(66)	(41%)
Current Liabilities	$310,233	$252,581	$57,652	23%
Working Capital Deficiency	$(310,138)	$(252,420)	$(57,718)	23%

Our total current assets as of October 31, 2024 were $95 as compared to total current assets of $161 as of January 31, 2024 due to a decrease in accounts receivable.

Our total current liabilities as of October 31, 2024 were $310,233 as compared to total current liabilities of $252,581 as of January 31, 2024. The increase was primarily due to an increase in convertible notes, amount due to related parties and accrued interest.

Our working capital deficit at October 31, 2024 was $310,138 as compared to working capital deficit of $252,420 as of January 31, 2024. The increase in working capital deficiency was mainly attributed to an increase in convertible notes, amount due to related parties and accrued interest.

Cash Flows

	Nine Months Ended
	October 31,
	2024	2023	Changes	%

Cash flows used in operating activities	$(47,771)	$(53,243)	$5,472	(10%)
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	48,226	50,651	(2,425)	(5%)
Effect of exchange rate changes on cash	(401)	(224)	(177)	79%
Net changes in cash	$54	$(2,816)	$2,870	(102%)

Operating Activities

Net cash used in operating activities was $47,771 for the nine months ended October 31, 2024 compared with net cash used in operating activities of $53,243 during the nine months ended October 31, 2023.

During the nine months ended October 31, 2024, the net cash used in operating activities was attributed to net loss of $56,678 reduced by depreciation of $437 and net changes in operating assets and liabilities of $8,470.

During the nine months ended October 31, 2023, the net cash used in operating activities was attributed to net loss of $78,029 reduced by depreciation of $9,294 and net changes in operating assets and liabilities of $15,492.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2024 and 2023.

Financing Activities

During the nine months ended October 31, 2024 and 2023, net cash from financing activities was $48,226 and $50,651, respectively. During the nine months ended October 31, 2024, we received proceeds from issuance of convertible note to a non-affiliate of $46,076 and proceeds from related parties of $2,150. During the nine months ended October 31, 2023, we received proceeds from issuance of convertible note to a non-affiliate of $40,261 and proceeds from related parties of $10,390.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $310,138, has an accumulated deficit of $312,229 and shareholders’ deficit of $308,468 as of October 31, 2024. For the nine ended October 31, 2024, the Company suffered a net loss of $56,678 and negative operating cash flow of $47,771. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the financial support from its major shareholder and its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of October 31, 2024. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2024.

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

STARGUIDE GROUP, INC.

Dated: December 11, 2024	By:	/s/Lu ei Xian
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

Dated: December 11, 2024	/s/Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

