Form 10-K
period 2025-01-31
STARGUIDE GROUP, INC.
filed 2025-04-29
CIK 1803096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2024: $5,928,440.

The number of shares of registrant’s common stock outstanding as of April 23, 2025 was 2,868,000.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of January 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION

As of April 23, 2025, the 2,868,000 issued and outstanding shares of common stock were held by a total of 3 shareholders of record.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended January 31, 2025 and 2024, which are included herein.

	Year Ended
	January 31,
	2025	2024	Changes	%

Revenue	$2,132	$4,370	$(2,238)	(51%)
Cost of Sales	1,896	539	1,357	252%
Gross Profit	236	3,831	(3,595)	(94%)
Operating Expenses	(84,147)	(112,821)	28,674	(25%)
Other Expense	(6,801)	(93,355)	86,554	(93%)
Net Loss	$(90,712)	$(202,345)	$111,633	(55%)

Our audited financial statements report a net loss of $90,712 for the year ended January 31, 2025 compared to a net loss of $202,345 for the year ended January 31, 2024. The decrease in net loss during the year ended January 31, 2025 was mainly due to an decrease in the operating expenses and other expenses.

During the year ended January 31, 2025 and 2024, the Company recognized gross revenue of $2,132 and $4,370 and incurred cost of sales of $1,896 and $539, resulting in gross profit of $236 and $3,831, respectively.

Our operating expenses for the year ended January 31, 2025 were $84,147 compared to $112,821 for the year ended January 31, 2024. The decrease in operating expenses was mainly due to an decrease in depreciation on plant and equipment and professional fees includes audit and accounting fees.

Our other expenses for the year ended January 31, 2025 were $6,801 compared to $93,355 for the year ended January 31, 2024. During the year ended January 31, 2024, the Company incurred impairment loss on software of $69,841 and impairment loss on goodwill of $26,319.

Liquidity and Financial Condition

Working Capital

	As of	As of
	January 31,	January 31,
	2025	2024	Changes	%

Current Assets	$4	$161	$(157)	(98%)
Current Liabilities	$338,626	$252,581	$86,045	34%
Working Capital Deficiency	$(338,622)	$(252,420)	$(86,202)	34%

Our total current assets as of January 31, 2025 were $4 as compared to total current assets of $161 as of January 31, 2024 due to a decrease in cash.

Our total current liabilities as of January 31, 2025 were $338,626 as compared to total current liabilities of $252,581 as of January 31, 2024. The increase was primarily due to an increase in convertible notes, due to related parties and accrued interest.

Our working capital deficit at January 31, 2025 was $338,622 as compared to working capital deficit of $252,420 as of January 31, 2024. The increase in working capital deficiency was mainly attributed to an increase in convertible notes, due to related parties and accrued interest.

Cash Flows

Operating Activities

	Year Ended
	January 31,
	2025	2024	Changes	%

Cash flows used in operating activities	$(58,943)	$(65,726)	$6,783	(10%)
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	57,826	60,161	(2,335)	(4%)
Effect of exchange rate changes on cash	1,080	2,673	(1,593)	(60%)
Net changes in cash	$(37)	$(2,892)	$2,855	(99%)

Net cash used in operating activities was $58,943 for the year ended January 31, 2025 compared with net cash used in operating activities of $65,726 during the prior year.

During the year ended January 31, 2025, the net cash used in operating activities was attributed to net loss of $90,712 reduced by depreciation of $580 and changes in operating assets and liabilities of $31,189.

During the year ended January 31, 2024, the net cash used in operating activities was attributed to net loss of $202,345 reduced by depreciation of $12,386, impairment loss on software of $69,841, impairment loss on goodwill of $26,319, changes in operating assets and liabilities of $31,055, and increased by accounts payable written off of $2,982.

Investing Activities

During the year ended January 31, 2025 and 2024, the Company had no investing activities.

 Financing Activities

During the year ended January 31, 2025 and 2024, net cash from financing activities was $57,826 and $60,161, respectively.

During the year ended January 31, 2025, we received proceeds from issuance of convertible notes to non-affiliate of $54,926 and proceeds from related parties of $2,900.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

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

Going Concern

The independent auditors’ report accompanying our January 31, 2025 and January 31, 2024 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Starguide Group, Inc.

300 E, 2nd Stree Suite 1510 PMB 5010

Reno, NV 89501

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Starguide Group, Inc. (the Company) as of January 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $90,712 for the year ended January 31, 2025 and and negative operating cash flow of $58,943. The Company’s current liabilities exceeded its current assets by $388,622, has an accumulated deficit of $344,570 and shareholders’ deficit of $337,149. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee or to those charged with governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT

JP CENTURION & PARTNERS PLT (PCAOB: 6723)

We have served as the Company’s auditor since 2023.

Kuala Lumpur, Malaysia

April 29, 2025

STARGUIDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2025 AND 2024

	January 31,	January 31,
	2025	2024
Assets
Current assets:
Cash	$4	$41
Accounts receivable	-	120
Total current assets	4	161

Plant and equipment, net	1,473	2,085
Total Assets	$1,477	$2,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$23,250	$21,922
Accrued interest	7,120	1,379
Due to related parties	204,469	180,419
Convertible notes	103,787	48,861
Total Liabilities	338,626	252,581

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	35,839
Accumulated deficit	(344,570)	(259,592)
Accumulated other comprehensive income (loss)	672	(2,446)
Total deficit attributed to Starguide Group, Inc.	(305,191)	(223,331)
Deficit attributed to non-controlling interest	(31,958)	(27,004)
Total Stockholders' Deficit	(337,149)	(250,335)
Total Liabilities and Stockholders' Deficit	$1,477	$2,246

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2025 AND 2024

	Year Ended
	January 31,
	2025	2024

Revenue	$2,132	$4,370
Cost of Sales	1,896	539
Gross Profit	236	3,831

Operating expenses
General and administrative expenses	60,147	93,669
Management salaries - related party	24,000	19,152
Total operating expenses	84,147	112,821

Loss from operations	(83,911)	(108,990)

Other income (expense)
Impairment loss on software	-	(69,841)
Impairment loss on goodwill	-	(26,319)
Accounts payable written off	-	2,982
Other income	13	547
Interest expense	(5,742)	(1,379)
Foreign exchange transaction gain (loss)	(1,072)	655
Total other income (expense)	(6,801)	(93,355)

Loss before income taxes	(90,712)	(202,345)

Income tax provision	-	-

Net Loss	(90,712)	(202,345)
Less: Net loss attributable to non-controlling interest	(5,734)	(21,080)
Net loss attributable to Starguide Group, Inc.	$(84,978)	$(181,265)

Comprehensive loss
Net loss	$(90,712)	$(202,345)
Foreign currency adjustment	3,898	(2,839)
Total comprehensive loss	(86,814)	(205,184)
Less: Comprehensive loss (income) attributable to noncontrolling interests	(780)	568
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(87,594)	$(204,616)

Basic and diluted net loss per common share:
Net loss per common share	$(0.03)	$(0.07)

Weighted average number of common shares outstanding	2,868,000	2,868,000

The accompanying notes are an integral part of these consolidated financial statements

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED JANUARY 31, 2025 AND 2024

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2023	2,868,000	$2,868	$35,839	$(78,327)	$(175)	$(39,795)	$(5,356)	$(45,151)

Foreign currency translation adjustments	-	-	-	-	(2,271)	(2,271)	(568)	(2,839)
Net loss	-	-	-	(181,265)	-	(181,265)	(21,080)	(202,345)
Balance - January 31, 2024	2,868,000	$2,868	$35,839	$(259,592)	$(2,446)	$(223,331)	$(27,004)	$(250,335)

Foreign currency translation adjustments	-	-	-	-	3,118	3,118	780	3,898
Net loss	-	-	-	(84,978)	-	(84,978)	(5,734)	(90,712)
Balance - January 31, 2025	2,868,000	$2,868	$35,839	$(344,570)	$672	$(305,191)	$(31,958)	$(337,149)

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2025 AND 2024

	Year Ended
	January 31,
	2025	2024

Cash Flows from Operating Activities
Net loss	$(90,712)	$(202,345)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	580	12,386
Impairment loss on software	-	69,841
Impairment loss on goodwill	-	26,319
Accounts payable written off	-	(2,982)
Changes in operating assets and liabilities:
Accounts receivable	120	(120)
Accounts payable and accrued liabilities	1,328	15,796
Accrued interest	5,741	1,379
Management salary payable	24,000	14,000
Net cash used in operating activities	(58,943)	(65,726)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes to non-affiliate	54,926	48,861
Proceeds from related parties	2,900	11,300
Net cash provided by financing activities	57,826	60,161

Effect of exchange rate changes on cash	1,080	2,673

Net change in cash and cash equivalents	(37)	(2,892)
Cash and cash equivalents - beginning of period	41	2,933
Cash and cash equivalents - end of period	$4	$41

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $338,622, has an accumulated deficit of $344,570 and shareholders’ deficit of $337,149 as of January 31, 2025. For the year ended January 31, 2025, the Company suffered a net loss of $90,712 and negative operating cash flow of $58,943. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the financial support from its major shareholder and its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Year Ended	Year Ended
	January 31,	January 31,
	2025	2024
Spot GBP: USD exchange rate	1.2417	1.2712
Average GBP: USD exchange rate	1.2749	1.2478

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had cash of $4 and $41 as of January 31, 2025 and January 31, 2024.

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

As of January 31, 2025 and January 31, 2024, the Company had accounts receivable of $0 and $120, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from software product sales, advertising and direct product sales. During year ended January 31, 2025 and 2024, the Company recognized gross revenue of $2,132 and $4,370 and incurred cost of sales of $1,896 and $539, resulting in gross profit of $236 and $3,831, respectively.

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

For the year ended January 31, 2025 and 2024, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	January 31,	January 31,
	2025	2024
	(Shares)	(Shares)
Convertible note payable	1,037,870	488,610

As of January 31, 2025 and January 31, 2024, the total convertible shares from convertible notes totaling $103,787 and $48,861 issued to an unaffiliated party from July 31, 2023 through January 31, 2025 with conversion rate of $0.10 per shares was 1,037,870 shares and 488,610 shares. (Note 7)

Income Taxes

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at January 31, 2025.

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

Recent Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

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

NOTE 5 – PROPERTY AND EQUIPMENT

As of January 31, 2025 and January 31, 2024, the plant and equipment consisted of the following:

Cost	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2023	$800	$2,800	$80,774	$84,374
Impairment	-	-	(83,349)	(83,349)
Foreign Exchange Adjustment	-	89	2,575	2,664
January 31, 2024	$800	$2,889	$-	$3,689
Foreign Exchange Adjustment	-	(66)	-	(66)
January 31, 2025	$800	$2,823	$-	$3,623

Accumulated Depreciation	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2023	$669	$219	$284	$1,172
Additions	131	567	11,688	12,386
Impairment	-	-	(12,200)	(12,200)
Foreign Exchange Adjustment	-	18	228	246
January 31, 2024	$800	$804	$-	$1,604
Additions	-	580	-	580
Foreign Exchange Adjustment	-	(33)	-	(33)
January 31, 2025	$800	$1,350	$-	$2,150

Net book value	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2023	$131	$2,581	$80,490	$83,202
January 31, 2024	$-	$2,085	$-	$2,085
January 31, 2025	$-	$1,473	$-	$1,473

During the year ended January 31, 2024, computer software of $69,841 was impaired.

Depreciation expense for the year ended January 31, 2025 and 2024 amounted to $580 and $12,386, respectively.

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

During the year ended January 31, 2025 and 2024, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $2,900 and $10,300 to the Company to support operating cost. As of January 31, 2025 and January 31, 2024, the amount due to the majority shareholder of the Company was $158,060 and $157,905, respectively.

During the year ended January 31, 2025, the Company incurred net management salary of $24,000. During the year ended January 31, 2024, the Company incurred net management salary of $23,152 from February to January 2024 with gross amount of $19,152 offset by reversal of over-accrued amount of $4,000 during the year ended January 31, 2023. During the year ended January 31, 2024, director of Live Investments Holding Ltd. advanced $1,000 to the Company to support operating cost.  As of January 31, 2025 and January 31, 2024, the amount due to the director of Live Investments Holding Ltd. was $46,409 and $22,514, respectively.

As of January 31, 2025 and January 31, 2024, the total amount due to related parties was $204,469 and $180,419, respectively.

NOTE 7 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

As of January 31, 2025 and January 31, 2024, the issued and outstanding common stock was 2,868,000 shares.

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

On January 31, 2025, the Company issued a convertible note to a non-affiliate of $8,850 for payment of the Company’s three months ended January 31, 2025 operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 7.5% per annum and is convertible at $0.10 per share.

During the year ended January 31, 2025 and 2024, the note interest was $5,742 and $1,379, respectively.

As of January 31, 2025 and January 31, 2024, the convertible note was $103,787 and $48,861, respectively.

NOTE 9 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: Software as a Service (Saas) business. The Saas segment is comprised of the Company’s identifying and locating SaaS businesses with the potential to grow, bringing them under the Starguide corporate umbrella. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The accounting policies of the Saas entertainment segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the Saas segment based on the Company’s net loss as reported in the Consolidated Statements of Operations. The Company’s segment assets are reported on the Consolidated Balance Sheets.

The CODM reviews performance based on gross profit, operating profit and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue from its 80% owned subsidiary outside of Great Britian.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory federal income tax rate at 21% and Great Britain income tax rate at 25% to the income tax amount recorded for the years ended January 31, 2025 and 2024 is as follows:

	Year Ended			Year Ended
	January 31, 2025			January 31, 2024
	USA	UK	Total	USA	UK	Total
Net operating loss carryforward	$(192,368)	$(148,269)	$(340,638)	$(130,328)	$(119,598)	$(249,927)
Statutory tax rate	21%	25%	23%	21%	25%	23%
Deferred tax asset	(40,397)	(37,067)	(77,464)	(27,369)	(29,900)	(57,268)
Less: Valuation allowance	40,397	37,067	77,464	27,369	29,900	57,268
Net deferred asset	$-	$-	$-	$-	$-	$-

As of January 31, 2025, the Company has approximately $341,000 of net operating losses (“NOL”) generated through January 31, 2025 carried forward to offset taxable income in future years which expire commencing in fiscal 2023. NOLs generated in the United States for tax years prior to December 31, 2017, can be carried forward for twenty years, whereas NOLs generated after December 31, 2017 can be carried forward indefinitely in USA and can be carried forward for four years in Great Britain. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Tax returns for the years ended 2018 through 2025 are subject to review by the tax authorities.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to January 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address	Age	Positions
Lu Mei Xian Guangxi Province, Laibin City, Xing-bin District, Qiao-fan cun, Qiao-fan jie 190 hao, 546100 China	62	President, Secretary, Chief Financial Officer, Chief Executive Officer, Sole Director

Lo Xuan Hoang 3103, S1, Sunshine City, Dong Ngac Ward, Bac Tu Liem District, Hanoi, Vietnam	40	Chief Executive Officer of Live Lead Tech Ltd.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended January 31, 2025 and January 31, 2024:

Summary Compensation Table

Non-qualified
							Non-Equity	Deferred	All
		Year			Stock	Option	Incentive Plan	Compensation	Other
Name	Positions	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals

Lu Mei Xian	President, Secretary, CEO, CFO, Director	1/31/2025	$-	$-	$-	$-	$-	$-	$-	$-
		1/31/2024	$-	$-	$-	$-	$-	$-	$-	$-
Hoang Lo	Director of Live Investments Holdings	1/31/2025	$24,000	$-	$-	$-	$-	$-	$-	$24,000
		1/31/2024	$19,152	$-	$-	$-	$-	$-	$-	$19,152

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 2,868,000 shares issued and outstanding as of April 23, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Northeast International Holdings Limited 2nd Floor College House 17 King Edwards Road, Ruislip, London U.K. HA4 7AE	2,000,000 shares of common stock (direct)	69.73%
Directors and Executive Officers as a Group		2,000,000 shares of common stock (direct)	69.73%

The percent of class is based on 2,868,000 shares of common stock issued and outstanding as of April 23, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended January 31, 2025 and 2024, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $2,900 and $10,300 to the Company to support operating cost. As of January 31, 2025 and January 31, 2024, the amount due to the majority shareholder of the Company was $158,060 and $157,905, respectively.

During the year ended January 31, 2025, the Company incurred net management salary of $24,000. During the year ended January 31, 2024, the Company incurred net management salary of $23,152 from February to January 2024 with gross amount of $19,152 offset by reversal of over-accrued amount of $4,000 during the year ended January 31, 2023. During the year ended January 31, 2024, director of Live Investments Holding Ltd. advanced $1,000 to the Company to support operating cost.  As of January 31, 2025 and January 31, 2024, the amount due to the director of Live Investments Holding Ltd. was $46,409 and $22,514, respectively.

As of January 31, 2025 and January 31, 2024, the total amount due to related parties was $204,469 and $180,419, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2025 and for fiscal year ended January 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	January 31,	January 31,
Fee Category	2025	2024
Audit Fees	$16,000	$15,500
Audit-Related Fees	-	-
Tax Fees	-	-
	16,000	15,500
All Other Fees	-	-
Total Fees	$16,000	$15,500

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

STARGUIDE GROUP, INC.

Dated: April 29, 2025	By:	/s/ Lu ei Xian
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

Dated: April 29, 2025	/s/ Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

