Form 10-Q
period 2025-04-30
STARGUIDE GROUP, INC.
filed 2025-06-12
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

2,868,000 shares of common stock as of May 29, 2025.

STARGUIDE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2025 AND JANUARY 31, 2025

(Unaudited)

	April 30,	January 31,
	2025	2025
Assets
Current assets:
Cash	$125	$4
Total current assets	125	4

Plant and equipment, net	1,431	1,473
Total Assets	$1,556	$1,477

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,350	$23,250
Accrued interest	9,044	7,120
Due to related parties	220,104	204,469
Convertible notes	121,087	103,787
Total Liabilities	363,585	338,626

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	35,839
Accumulated deficit	(356,670)	(344,570)
Accumulated other comprehensive income (loss)	(8,997)	672
Total deficit attributed to Starguide Group, Inc.	(326,960)	(305,191)
Deficit attributed to non-controlling interest	(35,069)	(31,958)
Total Stockholders' Deficit	(362,029)	(337,149)
Total Liabilities and Stockholders' Deficit	$1,556	$1,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

(Unaudited)

	Three Months Ended
	April 30,
	2025	2024

Revenue	$-	$108
Cost of Sales	-	34
Gross Profit	-	74

Operating expenses
General and administrative expenses	8,089	16,097
Management salaries - related party	6,000	6,000
Total operating expenses	14,089	22,097

Loss from operations	(14,089)	(22,023)

Other income (expense)
Other income	5	3
Interest expense	(1,924)	(916)
Foreign exchange transaction gain (loss)	3,214	(300)
Total other income (expense)	1,295	(1,213)

Loss before income taxes	(12,794)	(23,236)

Income tax provision	-	-

Net Loss	(12,794)	(23,236)
Less: Net loss attributable to non-controlling interest	(694)	(1,394)
Net loss attributable to Starguide Group, Inc.	$(12,100)	$(21,842)

Comprehensive loss
Net loss	$(12,794)	$(23,236)
Foreign currency adjustment	(12,086)	2,166
Total comprehensive loss	(24,880)	(21,070)
Less: Comprehensive loss (income) attributable to noncontrolling interests	2,417	(433)
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(22,463)	$(21,503)

Basic and diluted net loss per common share:
Net loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	2,868,000	2,868,000

The accompanying notes are an integral part of these condensed consolidated financial statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

(Unaudited)

Three Months Ended April 30, 2025

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive		controlling	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Income (Loss)	Total	Interest	Deficit

Balance - January 31, 2025	2,868,000	$2,868	$35,839	$(344,570)	$672	$(305,191)	$(31,958)	$(337,149)

Foreign currency translation adjustments	-	-	-	-	(9,669)	(9,669)	(2,417)	(12,086)
Net loss	-	-	-	(12,100)	-	(12,100)	(694)	(12,794)
Balance - April 30, 2025	2,868,000	$2,868	$35,839	$(356,670)	$(8,997)	$(326,960)	$(35,069)	$(362,029)

Three Months Ended April 30, 2024

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive		controlling	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Total	Interest	Deficit

Balance - January 31, 2024	2,868,000	$2,868	$35,839	$(259,592)	$(2,446)	$(223,331)	$(27,004)	$(250,335)

Foreign currency translation adjustments	-	-	-	-	1,733	1,733	433	2,166
Net loss	-	-	-	(21,842)	-	(21,842)	(1,394)	(23,236)
Balance - April 30, 2024	2,868,000	$2,868	$35,839	$(281,434)	$(713)	$(243,440)	$(27,965)	$(271,405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

(Unaudited)

	Three Months Ended
	April 30,
	2025	2024

Cash Flows from Operating Activities
Net loss	$(12,794)	$(23,236)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	146	143
Changes in operating assets and liabilities:
Accounts receivable	-	120
Accounts payable and accrued liabilities	(9,900)	(6,822)
Accrued interest	1,924	916
Management salary payable	6,000	6,000
Net cash used in operating activities	(14,624)	(22,879)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes to non-affiliate	17,300	22,126
Proceeds from related parties	650	400
Net cash provided by financing activities	17,950	22,526

Effect of exchange rate changes on cash	(3,205)	336

Net change in cash and cash equivalents	121	(17)
Cash and cash equivalents - beginning of period	4	41
Cash and cash equivalents - end of period	$125	$24

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

(Unaudited)

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $363,460, has an accumulated deficit of $356,670 and shareholders’ deficit of $362,029 as of April 30, 2025. For the three months ended April 30, 2025, the Company suffered a net loss of $12,794 and negative operating cash flow of $363,460. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the financial support from its major shareholder and its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the year ending January 31, 2026. Notes to the unaudited condensed interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2025 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 29, 2025.

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

	Three Months Ended	Three Months Ended
	Aril 30,	April 30,
	2025	2024
Spot GBP: USD exchange rate	1.3343	1.2514
Average GBP: USD exchange rate	1.2876	1.2617

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had cash of $125 and $4 as of April 30, 2025 and January 31, 2025.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from software product sales, advertising and direct product sales. During the three months ended April 30, 2025 and 2024, the Company recognized gross revenue of $0 and $108 and incurred cost of sales of $0 and $34, resulting in gross profit of $0 and $74, respectively.

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

For the three months ended April 30, 2025 and 2024, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	April 30,	April 30,
	2025	2024
	(Shares)	(Shares)
Convertible note payable	1,210,868	709,860

As of April 30, 2025 and January 31, 2025, the total convertible shares from convertible notes totaling $121,087 and $103,787 issued to an unaffiliated party from July 31, 2023 through April 30, 2025 with conversion rate of $0.10 per shares was 1,210,868 shares and 1,037,870 shares. (Note 7)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

The Company does not expect that any recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

Recently Adopted Accounting Standards

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted.  The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

NOTE 4 – PROPERTY AND EQUIPMENT

As of April 30, 2025 and January 31, 2025, the plant and equipment consisted of the following:

Cost	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2024	$800	$2,889	$-	$3,689
Foreign Exchange Adjustment	-	(66)	-	(66)
January 31, 2025	$800	$2,823	$-	$3,623
Foreign Exchange Adjustment	-	210	-	210
April 30, 2025	$800	$3,033	$-	$3,833

Accumulated Depreciation	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2024	$800	$804	$-	$1,604
Additions	-	580	-	580
Foreign Exchange Adjustment	-	(34)	-	(34)
January 31, 2025	$800	$1,350	$-	$2,150
Additions	-	146	-	146
Foreign Exchange Adjustment	-	106	-	106
April 30, 2025	$800	$1,602	$-	$2,402

Net book value	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2024	$-	$2,085	$-	$2,085
January 31, 2025	$-	$1,473	$-	$1,473
April 30, 2025	$-	$1,431	$-	$1,431

Depreciation expense for the three months ended April 30, 2025 and 2024 amounted to $146 and $143, respectively.

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

During the three months ended April 30, 2025 and 2024, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $650 and $400 to the Company to support operating cost. As of April 30, 2025 and January 31, 2025, the amount due to the majority shareholder of the Company was $167,366 and $158,060, respectively.

During the three months ended April 30, 2025 and 2024, the Company incurred net management salary of $6,000 and $6,000, respectively. During the three months ended April 30, 2025 and 2024, director of Live Investments Holding Ltd. Advanced $0 and $1,000 to the Company to support operating cost, respectively.  As of April 30, 2025 and January 31, 2025, the amount due to the director of Live Investments Holding Ltd. was $52,738 and $46,409, respectively.

As of April 30, 2025 and January 31, 2025, the total amount due to related parties was $220,104 and $204,469, respectively.

NOTE 6 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

As of April 30, 2025 and January 31, 2025, the issued and outstanding common stock was 2,868,000 shares.

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

On April 30, 2025, the Company issued a convertible note to a non-affiliate of $17,300 for payment of the Company’s three months ended April 30, 2025 operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 7.5% per annum and is convertible at $0.10 per share.

During the three months ended April 30, 2025 and 2024, the note interest was $1,924 and $916, respectively.

As of April 30, 2025 and January 31, 2025, the convertible note was $121,087 and $103,787, respectively.

NOTE 8 – SEGMENT REPORTING

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to April 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended April 30, 2025 and 2024, which are included herein.

Three months ended April 30, 2025 compared to three months ended April 30, 2024

	Three Months Ended
	April 30,
	2025	2024	Changes	%

Revenue	$-	$108	$(108)	(100%)
Cost of Sales	-	34	(34)	(100%)
Gross Profit	-	74	(74)	(100%)
Operating Expenses	(14,089)	(22,097)	8,008	(36%)
Other Income (Expense)	1,295	(1,213)	2,508	(207%)
Net Loss	$(12,794)	$(23,236)	$10,442	(45%)

The Company incurred net loss of $12,794 for the three months ended April 30, 2025 compared to a net loss of $23,236 for the three months ended April 30, 2024. The decrease in net loss during the three months ended April 30, 2025 was mainly due to a decrease in operating expenses.

During the three months ended April 30, 2025 and 2024, the Company recognized gross revenue of $0 and $108 and incurred cost of sales of $0 and $34, resulting in gross profit of $0 and $74, respectively.

Our operating expenses for the three months ended April 30, 2025 were $14,089 compared to $22,097 for the three months ended April 30, 2024. The decrease in operating expenses was mainly due to a decrease in audit fees, accounting fees, rent expense and software costs.

Liquidity And Financial Condition

Working Capital

	As of	As of
	April 30,	January 31,
	2025	2025	Changes	%

Current Assets	$125	$4	$121	3025%
Current Liabilities	$363,585	$338,626	$24,959	7%
Working Capital Deficiency	$(363,460)	$(338,622)	$(24,838)	7%

Our total current assets as of April 30, 2025 were $125 as compared to total current assets of $4 as of January 31, 2025 due to a increase in cash.

Our total current liabilities as of April 30, 2025 were $363,585 as compared to total current liabilities of $338,626 as of January 31, 2025. The increase was primarily due to an increase in convertible notes, amount due to related parties and accrued interest.

Our working capital deficit at April 30, 2025 was $363,460 as compared to working capital deficit of $338,622 as of January 31, 2025. The increase in working capital deficiency was mainly attributed to an increase in convertible notes, amount due to related parties and accrued interest.

Cash Flows

	Three Months Ended
	April 30,
	2025	2024	Changes	%

Cash flows used in operating activities	$(14,624)	$(22,879)	$8,255	(36%)
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	17,950	22,526	(4,576)	(20%)
Effect of exchange rate changes on cash	(3,205)	336	(3,541)	(1,054%)
Net changes in cash	$121	$(17)	$138	(812%)

Operating Activities

Net cash used in operating activities was $14,624 for the three months ended April 30, 2025 compared with net cash used in operating activities of $22,879 during the three months ended April 30, 2024.

During the three months ended April 30, 2025, the net cash used in operating activities was attributed to net loss of $12,794 reduced by depreciation of $146 and increased by net changes in operating assets and liabilities of $1,976.

During the three months ended April 30, 2024, the net cash used in operating activities was attributed to net loss of $23,236 reduced by depreciation of $143 and reduced by net changes in operating assets and liabilities of $214.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2025 and 2024.

Financing Activities

During the three months ended April 30, 2025 and 2024, net cash from financing activities was $17,950and $22,526, respectively. During the three months ended April 30, 2025, we received proceeds from issuance of convertible note to a non-affiliate of $17,300 and proceeds from related parties of $650. During the three months ended April 30, 2024, we received proceeds from issuance of convertible note to a non-affiliate of $22,126 and proceeds from related parties of $400.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $363,460, has an accumulated deficit of $356,670 and shareholders’ deficit of $362,029 as of April 30, 2025. For the three ended April 30, 2025, the Company suffered a net loss of $12,794 and negative operating cash flow of $14,624. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the financial support from its major shareholder and its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company does not expect that any recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

Recently Adopted Accounting Standards

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted.  The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2025. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2025.

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

STARGUIDE GROUP, INC.

Dated: June 12, 2025	By:	/s/Lu ei Xian
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

Dated: June 12, 2025	/s/Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

