Form 10-K
period 2026-01-31
STARGUIDE GROUP, INC.
filed 2026-08-14
CIK 1803096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2025: $1,128.

The number of shares of registrant’s common stock outstanding as of August 4, 2026 was 2,868,000.

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

As of January 31, 2026, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION

As of August 4, 2026, the 2,868,000 issued and outstanding shares of common stock were held by a total of 3 shareholders of record.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended January 31, 2026 and 2025, which are included herein.

	Year Ended
	January 31,
	2026	2025	Changes	%

Revenue	$88	$2,132	$(2,044)	(96%)
Cost of Sales	-	1,896	(1,896)	(100%)
Gross Profit	88	236	(148)	(63%)
Operating Expenses	(76,623)	(84,147)	7,524	(9%)
Other Income (Expense)	(4,404)	(6,801)	2,397	(35%)
Net Loss	$(80,939)	$(90,712)	$9,773	(11%)

Our audited financial statements report a net loss of $80,939 for the year ended January 31, 2026 compared to a net loss of $90,712 for the year ended January 31, 2025. The decrease in net loss during the year ended January 31, 2026 was mainly due to an decrease in the operating expenses and other expenses.

During the year ended January 31, 2026 and 2025, the Company recognized gross revenue of $88 and $2,132 and incurred cost of sales of $0 and $1,896, resulting in gross profit of $88 and $236, respectively.

Our operating expenses for the year ended January 31, 2026 were $76,623 compared to $84,147 for the year ended January 31, 2025. The decrease in operating expenses was mainly due to a decrease audit and accounting fees.

Our other expenses for the year ended January 31, 2026 were $4,404 compared to $6,801 for the year ended January 31, 2025. During the year ended January 31, 2026 and 2025, the Company recognized foreign exchange gain of $5,000 and incurred foreign exchange loss of $1,072, respectively.

Liquidity and Financial Condition

Working Capital

	As of	As of
	January 31,	January 31,
	2026	2025	Changes	%

Current Assets	$140	$4	$136	3400%
Current Liabilities	$436,776	$338,626	$98,150	29%
Working Capital Deficiency	$(436,636)	$(338,622)	$(98,014)	29%

Our total current assets as of January 31, 2026 were $140 as compared to total current assets of $4 as of January 31, 2025 due to an increase in cash and accounts receivable.

Our total current liabilities as of January 31, 2026 were $436,776 as compared to total current liabilities of $338,626 as of January 31, 2025. The increase was primarily due to an increase in convertible notes, due to related parties and accrued interest.

Our working capital deficit at January 31, 2026 was $436,636 as compared to working capital deficit of $338,622 as of January 31, 2025. The increase in working capital deficiency was mainly attributed to an increase in convertible notes, due to related parties and accrued interest.

Cash Flows

	Year Ended
	January 31,
	2026	2025	Changes	%

Cash flows used in operating activities	$(31,403)	$(58,943)	$27,540	(47%)
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	36,500	57,826	(21,326)	(37%)
Effect of exchange rate changes on cash	(4,996)	1,080	(6,076)	(563%)
Net changes in cash	$101	$(37)	$138	(372%)

Operating Activities

Net cash used in operating activities was $31,403 for the year ended January 31, 2026 compared with net cash used in operating activities of $58,943 during the prior year.

During the year ended January 31, 2026, the net cash used in operating activities was attributed to net loss of $80,939 reduced by depreciation of $604 and changes in operating assets and liabilities of $48,932.

During the year ended January 31, 2025, the net cash used in operating activities was attributed to net loss of $90,712 reduced by depreciation of $580, reduced by changes in operating assets and liabilities of $31,189.

Investing Activities

During the year ended January 31, 2026 and 2025, the Company had no investing activities.

Financing Activities

During the year ended January 31, 2026 and 2025, net cash from financing activities was $36,500 and $57,826, respectively.

During the year ended January 31, 2026, we received proceeds from issuance of convertible notes to non-affiliate of $34,350 and proceeds from related parties of $2,150.

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

Going Concern

The independent auditors’ report accompanying our January 31, 2026 and January 31, 2025 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Starguide Group, Inc.

300 E, 2nd Stree

Suite 1510 PMB 5010

Reno, NV 89501

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Starguide Group, Inc. (the Company) as of January 31, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2026 and 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $80,939 for the year ended January 31, 2026 and and negative operating cash flow of $31,403. The Company’s current liabilities exceeded its current assets by $436,636, has an accumulated deficit of $421,185 and shareholders’ deficit of $435,633. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (PCAOB: 6723)

We have served as the Company’s auditor since 2023. Kuala Lumpur, Malaysia

August 14, 2026

STARGUIDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2026 AND 2025

	January 31,	January 31,
	2026	2025
Assets
Current assets:
Cash	$105	$4
Accounts receivable	35	-
Total current assets	140	4

Plant and equipment, net	1,003	1,473
Total Assets	$1,143	$1,477

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$38,800	$23,250
Accrued interest	16,537	7,120
Due to related parties	243,302	204,469
Convertible notes	138,137	103,787
Total Liabilities	436,776	338,626

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	35,839
Accumulated deficit	(421,185)	(344,570)
Accumulated other comprehensive income (loss)	(13,364)	672
Total deficit attributed to Starguide Group, Inc.	(395,842)	(305,191)
Deficit attributed to non-controlling interest	(39,791)	(31,958)
Total Stockholders' Deficit	(435,633)	(337,149)
Total Liabilities and Stockholders' Deficit	$1,143	$1,477

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2026 AND 2025

	Year Ended
	January 31,
	2026	2025

Revenue	$88	$2,132
Cost of Sales	-	1,896
Gross Profit	88	236

Operating expenses
General and administrative expenses	52,623	60,147
Management salaries - related party	24,000	24,000
Total operating expenses	76,623	84,147

Loss from operations	(76,535)	(83,911)

Other income (expense)
Other income	13	13
Interest expense	(9,417)	(5,742)
Foreign exchange transaction gain (loss)	5,000	(1,072)
Total other income (expense)	(4,404)	(6,801)

Loss before income taxes	(80,939)	(90,712)

Income tax provision	-	-

Net Loss	(80,939)	(90,712)
Less: Net loss attributable to non-controlling interest	(4,324)	(5,734)
Net loss attributable to Starguide Group, Inc.	$(76,615)	$(84,978)

Comprehensive loss
Net loss	$(80,939)	$(90,712)
Foreign currency adjustment	(17,545)	3,898
Total comprehensive loss	(98,484)	(86,814)
Less: Comprehensive loss attributable to noncontrolling interests	(7,833)	(4,954)
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(90,651)	$(81,860)

Basic and diluted net loss per common share:
Net loss per common share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	2,868,000	2,868,000

The accompanying notes are an integral part of these consolidated financial statements

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED JANUARY 31, 2026 AND 2025

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2024	2,868,000	$2,868	$35,839	$(259,592)	$(2,446)	$(223,331)	$(27,004)	$(250,335)

Foreign currency translation adjustments	-	-	-	-	3,118	3,118	780	3,898
Net loss	-	-	-	(84,978)	-	(84,978)	(5,734)	(90,712)
Balance - January 31, 2025	2,868,000	$2,868	$35,839	$(344,570)	$672	$(305,191)	$(31,958)	$(337,149)

Foreign currency translation adjustments	-	-	-	-	(14,036)	(14,036)	(3,509)	(17,545)
Net loss	-	-	-	(76,615)	-	(76,615)	(4,324)	(80,939)
Balance - January 31, 2026	2,868,000	$2,868	$35,839	$(421,185)	$(13,364)	$(395,842)	$(39,791)	$(435,633)

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2026 AND 2025

	Year ended
	January 31,
	2026	2025

Cash Flows from Operating Activities
Net loss	$(80,939)	$(90,712)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	604	580
Changes in operating assets and liabilities:
Accounts receivable	(35)	120
Accounts payable and accrued liabilities	15,550	1,328
Accrued interest	9,417	5,741
Management salary payable	24,000	24,000
Net cash used in operating activities	(31,403)	(58,943)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes to non-affiliate	34,350	54,926
Proceeds from related parties	2,150	2,900
Net cash provided by financing activities	36,500	57,826

Effect of exchange rate changes on cash	(4,996)	1,080

Net change in cash and cash equivalents	101	(37)
Cash and cash equivalents - beginning of period	4	41
Cash and cash equivalents - end of period	$105	$4

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

STARGUIDE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $436,636, has an accumulated deficit of $421,185 and shareholders’ deficit of $435,633 as of January 31, 2026. For the year ended January 31, 2026, the Company suffered a net loss of $80,939 and negative operating cash flow of $31,403. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the financial support from its major shareholder and its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Year Ended	Year Ended
	January 31,	January 31,
	2026	2025
Spot GBP: USD exchange rate	1.3721	1.2417
Average GBP: USD exchange rate	1.3288	1.2749

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had cash of $105 and $4 as of January 31, 2026 and January 31, 2025.

Accounts Receivable

Accounts receivables are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables,” at the invoiced amount and do not bear interest.

As of January 31, 2026 and January 31, 2025, the Company had accounts receivable of $35 and $0, respectively. The $35 accounts receivable derived from January 2026 and the proceed was subsequently received in February 2026. The Company accessed that the recognition for current expected credit losses is not required as of January 31, 2026.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from software product sales, advertising and direct product sales. During the year ended January 31, 2026 and 2025, the Company recognized gross revenue of $88 and $2,132 and incurred cost of sales of $0 and $1896, resulting in gross profit of 88 and $236, respectively.

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

For the year ended January 31, 2026 and 2025, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	January 31,	January 31,
	2026	2025
	(Shares)	(Shares)
Convertible note payable	1,381,370	1,037,870

As of January 31, 2026 and January 31, 2025, the total convertible shares from convertible notes totaling $138,137 and $103,787 issued to an unaffiliated party from July 31, 2023 through January 31, 2026 with conversion rate of $0.10 per shares was 1,381,370 shares and 1,037,870 shares. (Note 7)

Recent Accounting Pronouncements

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of January 31, 2026 and January 31, 2025, the plant and equipment consisted of the following:

Cost	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2024	$800	$2,889	$-	$3,689
Foreign Exchange Adjustment	-	(66)	-	(66)
January 31, 2025	$800	$2,823	$-	$3,623
Foreign Exchange Adjustment	-	296	-	296
January 31, 2026	$800	$3,119	$-	$3,919

Accumulated Depreciation	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2024	$800	$804	$-	$1,604
Additions	-	580	-	580
Foreign Exchange Adjustment	-	(34)	-	(34)
January 31, 2025	$800	$1,350	$-	$2,150
Additions	-	604	-	604
Foreign Exchange Adjustment	-	161	-	161
January 31, 2026	$800	$2,116	$-	$2,916

Net book value	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2024	$-	$2,085	$-	$2,085
January 31, 2025	$-	$1,472	$-	$1,473
January 31, 2026	$-	$1,003	$-	$1,003

Depreciation expense for the year ended January 31, 2026 and 2025 amounted to $604 and $580, respectively.

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

During the year ended January 31, 2026 and 2025, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $2,150 and $2,900 to the Company to support operating cost. As of January 31, 2026 and January 31, 2025, the amount due to the majority shareholder of the Company was $172,430 and $158,060, respectively.

During the year ended January 31, 2026 and 2025, the Company incurred net management salary of $24,000 and $24,000, respectively. As of January 31, 2026 and January 31, 2025, the amount due to the director of Live Lead Tech Ltd. was $70,872 and $46,409, respectively.

As of January 31, 2026 and January 31, 2025, the total amount due to related parties was $243,302 and $204,469, respectively.

NOTE 6 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

As of January 31, 2026 and January 31, 2025, the issued and outstanding common stock was 2,868,000 shares.

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

During the year ended January 31, 2026 and 2025, the note interest was $9,417 and $5,742, respectively.

As of January 31, 2026 and January 31, 2025, the convertible note was $138,137 and $103,787, respectively.

NOTE 8 – INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory federal income tax rate at 21% and Great Britain income tax rate at 25% to the income tax amount recorded for the years ended January 31, 2026 and 2025 is as follows:

	Year Ended				Year Ended
	January 31, 2026				January 31, 2025
	USA	UK	Foreign rate differential	Total	USA	UK	Foreign rate differential	Total
Net operating loss carryforward	$(251,685)	$(169,890)	-	$(421,575)	$(192,368)	$(148,269)	-	$(340,637)
Statutory tax rate	21%	25%	-	23%	21%	25%	-	23%
Deferred tax asset	(52,854)	(42,473)	(1,636)	(96,962)	(40,397)	(37,067)	(882)	(78,347)
Less: Valuation allowance	52,854	42,473	1,636	96,962	40,397	37,067	882	78,347
Net deferred asset	$-	$-	-	$-	$-	$-	-	$-

As of January 31, 2026, the Company has approximately $422,000 of net operating losses (“NOL”) generated through January 31, 2026 carried forward to offset taxable income in future years which expire commencing in fiscal 2023. NOLs generated in the United States for tax years prior to December 31, 2017, can be carried forward for twenty years, whereas NOLs generated after December 31, 2017 can be carried forward indefinitely in USA and can be carried forward for four years in Great Britain. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Tax returns for the years ended 2018 through 2026 are subject to review by the tax authorities.

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

The accounting policies of the software development segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the Saas segment based on the Company’s net loss as reported in the Consolidated Statements of Operations. The Company’s segment assets are reported on the Consolidated Balance Sheets.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to January 31, 2026 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address	Age	Positions
Lu Mei Xian Guangxi Province, Laibin City, Xing-bin District, Qiao-fan cun, Qiao-fan jie 190 hao, 546100 China	63	President, Secretary, Chief Financial Officer, Chief Executive Officer, Sole Director

Lo Xuan Hoang 3103, S1, Sunshine City, Dong Ngac Ward, Bac Tu Liem District, Hanoi, Vietnam	41	Chief Executive Officer of Live Lead Tech Ltd.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% or greater beneficial stockholders were met during the fiscal years ended January 31, 2026 and 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended January 31, 2026 and January 31, 2025:

Summary Compensation Table

Non-qualified
							Non-Equity	Deferred	All
		Year			Stock	Option	Incentive Plan	Compensation	Other
Name	Positions	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals

Lu Mei Xian	President, Secretary, CEO, CFO, Director	1/31/2026	$-	$-	$-	$-	$-	$-	$-	$-
		1/31/2025	$-	$-	$-	$-	$-	$-	$-	$-
Hoang Lo	Director of Live Investments Holdings	1/31/2026	$24,000	$-	$-	$-	$-	$-	$-	$24,000
		1/31/2025	$24,000	$-	$-	$-	$-	$-	$-	$24,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 2,868,000 shares issued and outstanding as of August 4, 2026 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Northeast International Holdings Limited 2nd Floor College House 17 King Edwards Road, Ruislip, London U.K. HA4 7AE	2,000,000 shares of common stock (direct)	69.73%
Directors and Executive Officers as a Group		2,000,000 shares of common stock (direct)	69.73%

The percent of class is based on 2,868,000 shares of common stock issued and outstanding as of August 4, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended January 31, 2026 and 2025, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $2,150 and $2,900 to the Company to support operating cost. As of January 31, 2026 and January 31, 2025, the amount due to the majority shareholder of the Company was $172,430 and $158,060, respectively.

During the year ended January 31, 2026 and 2025, the Company incurred net management salary of $24,000 and $24,000, respectively. As of January 31, 2026 and January 31, 2025, the amount due to the director of Live Lead Tech Ltd. was $70,872 and $46,409, respectively.

As of January 31, 2026 and January 31, 2025, the total amount due to related parties was $243,302 and $204,469, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2026 and for fiscal year ended January 31, 2025 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	January 31,	January 31,
Fee Category	2026	2025
Audit Fees	$26,750	$31,798
Audit-Related Fees	-	-
Tax Fees	-	-
	26,750	31,798
All Other Fees	-	-
Total Fees	$26,750	$31,798

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

STARGUIDE GROUP, INC.

Dated: August 14, 2026	By:	/s/ Lu Mei Xian
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

Dated: August 14, 2026	/s/ Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

