Form 10-Q
period 2026-04-30
STARGUIDE GROUP, INC.
filed 2026-10-07
CIK 1803096

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

2,868,000 shares of common stock as of September 17, 2026

STARGUIDE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2026 AND JANUARY 31, 2026

(Unaudited)

	April 30,	January 31,
	2026	2026
Assets
Current assets:
Cash	$14	$105
Accounts receivable	-	35
Total current assets	14	140

Plant and equipment, net	838	1,003
Total Assets	$852	$1,143

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$44,053	$38,800
Accrued interest	19,098	16,537
Due to related parties	247,767	243,302
Convertible notes	138,137	138,137
Total Liabilities	449,055	436,776

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,868,000 shares issued and outstanding	2,868	2,868
Additional paid-in capital	35,839	35,839
Accumulated deficit	(434,575)	(421,185)
Accumulated other comprehensive loss	(11,593)	(13,364)
Total deficit attributed to Starguide Group, Inc.	(407,461)	(395,842)
Deficit attributed to non-controlling interest	(40,742)	(39,791)
Total Stockholders' Deficit	(448,203)	(435,633)
Total Liabilities and Stockholders' Deficit	$852	$1,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

	Three Months Ended
	April 30,
	2026	2025

Revenue	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Operating expenses
General and administrative expenses	5,527	8,089
Management salaries - related party	5,987	6,000
Total operating expenses	11,514	14,089

Loss from operations	(11,514)	(14,089)

Other income (expense)
Other income	1	5
Interest expense	(2,561)	(1,924)
Foreign exchange transaction gain (loss)	(710)	3,214
Total other income (expense)	(3,270)	1,295

Loss before income taxes	(14,784)	(12,794)

Income tax provision	-	-

Net Loss	(14,784)	(12,794)
Less: Net loss attributable to non-controlling interest	(1,394)	(694)
Net loss attributable to Starguide Group, Inc.	$(13,390)	$(12,100)

Comprehensive loss
Net loss	$(14,784)	$(12,794)
Foreign currency adjustment	2,214	(12,086)
Total comprehensive loss	(12,570)	(24,880)
Less: Comprehensive loss attributable to noncontrolling interests	(951)	(3,111)
Net comprehensive loss attributed to stockholders of Starguide Group, Inc.	$(11,619)	$(21,769)

Basic and diluted net loss per common share:
Net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,868,000	2,868,000

The accompanying notes are an integral part of these condensed consolidated financial statements

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

Three Months Ended April 30, 2026

					Accumulated
	Common Stock		Additional		Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2026	2,868,000	$2,868	$35,839	$(421,185)	$(13,364)	$(395,842)	$(39,791)	$(435,633)

Foreign currency translation adjustments	-	-	-	-	1,771	1,771	443	2,214
Net loss	-	-	-	(13,390)	-	(13,390)	(1,394)	(14,784)
Balance - April 30, 2026	2,868,000	$2,868	$35,839	$(434,575)	$(11,593)	$(407,461)	$(40,742)	$(448,203)

Three Months Ended April 30, 2025

					Accumulated
	Common Stock		Additional		Other		Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total	controlling Interest	Stockholders' Deficit

Balance - January 31, 2025	2,868,000	$2,868	$35,839	$(344,570)	$672	$(305,191)	$(31,958)	$(337,149)

Foreign currency translation adjustments	-	-	-	-	(9,669)	(9,669)	(2,417)	(12,086)
Net loss	-	-	-	(12,100)	-	(12,100)	(694)	(12,794)
Balance - April 30, 2025	2,868,000	$2,868	$35,839	$(356,670)	$(8,997)	$(326,960)	$(35,069)	$(362,029)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

	Three Months Ended
	April 30,
	2026	2025

Cash Flows from Operating Activities
Net loss	$(14,784)	$(12,794)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	153	146
Changes in operating assets and liabilities:
Accounts receivable	35	-
Accounts payable and accrued liabilities	5,253	(9,900)
Accrued interest	2,561	1,924
Management salary payable	6,000	6,000
Net cash used in operating activities	(782)	(14,624)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes to non-affiliate	-	17,300
Proceeds from related parties	-	650
Net cash provided by financing activities	-	17,950

Effect of exchange rate changes on cash	691	(3,205)

Net change in cash and cash equivalents	(91)	121
Cash and cash equivalents - beginning of period	105	4
Cash and cash equivalents - end of period	$14	$125

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARGUIDE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $449,041, has an accumulated deficit of $434,575 and shareholders’ deficit of $448,203 as of April 30, 2026. For the three months ended April 30, 2026, the Company suffered a net loss of $14,784 and negative operating cash flow of $782. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the financial support from its major shareholder and its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the year ending January 31, 2027. Notes to the unaudited condensed interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2026 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2026 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 14, 2026.

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

	Three Months Ended	Three Months Ended
	April 30,	April 30,
	2026	2025
Spot GBP: USD exchange rate	1.3564	1.3343
Average GBP: USD exchange rate	1.3455	1.2876

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had cash of $14 and $105 as of April 30, 2026 and January 31, 2026.

Accounts Receivable

Accounts receivables are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables,” at the invoiced amount and do not bear interest.

As of April 30, 2026 and January 31, 2026, the Company had accounts receivable of $0 and $35, respectively. The $35 accounts receivable derived from January 2026 and the proceed was subsequently received in February 2026.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from software product sales, advertising and direct product sales. During the three months ended April 30, 2026 and 2025, the Company did not recognize any revenue.

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

For the three months ended April 30, 2026 and 2025, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	April 30,	April 30,
	2026	2025
	(Shares)	(Shares)
Convertible note payable	1,381,370	1,210,868

As of April 30, 2026 and January 31, 2026, the total convertible shares from convertible notes totalling $138,137 issued to an unaffiliated party from July 31, 2023 through April 30, 2026 with conversion rate of $0.10 per shares was 1,381,370 shares. (Note 7)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

The Company does not expect that any recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

Recently Adopted Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disclosures of certain income statement expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, either prospectively or retrospectively.

In December 2025, the FASB issued ASU No.2025-11- “Interim Reporting” (Topic270): “Narrow-Scope Improvements” which is designed to improve the navigability of interim reporting guidance and clarify its applicability without fundamentally changing the nature of interim reporting. In introduces a principle requiring entities to disclose events or changes since the last annual reporting period that have a material impact on the entity. The new guidance is effective for annual reporting periods beginning December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

NOTE 4 – PROPERTY AND EQUIPMENT

As of April 30, 2026 and January 31, 2026, the plant and equipment consisted of the following:

Cost	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2025	$800	$2,823	$-	$3,623
Foreign Exchange Adjustment	-	296	-	296
January 31, 2026	$800	$3,119	$-	$3,919
Foreign Exchange Adjustment	-	(35)	-	(35)
April 30, 2026	$800	$3,084	$-	$3,884

Accumulated Depreciation	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2025	$800	$1,350	$-	$2,150
Additions	-	604	-	604
Foreign Exchange Adjustment	-	162	-	162
January 31, 2026	$800	$2,116	$-	$2,916
Additions	-	153	-	153
Foreign Exchange Adjustment	-	(23)	-	(23)
April 30, 2026	$800	$2,246	$-	$3,046

Net book value	Office Equipment	Computer Equipment	Computer Software	Total
January 31, 2025	$-	$1,473	$-	$1,473
January 31, 2026	$-	$1,003	$-	$1,003
April 30, 2026	$-	$838	$-	$838

Depreciation expense for the three months ended April 30, 2026 and 2025 amounted to $153 and $146, respectively.

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

During the three months ended April 30, 2026 and 2025, Northeast International Holdings Limited, majority shareholder of the Company upon the change of control on May 16, 2022, advanced $0 and $650 to the Company to support operating cost. As of April 30, 2026 and January 31, 2026, the amount due to the majority shareholder of the Company was $170,951 and $172,430, respectively.

During the three months ended April 30, 2026 and 2025, the Company incurred net management salary of $6,000 and $6,000, respectively. As of April 30, 2026 and January 31, 2026, the amount due to the director of Live Lead Tech Ltd. was $76,816 and $$70,872, respectively.

As of April 30, 2026 and January 31, 2026, the total amount due to related parties was $247,767 and $243,302, respectively.

NOTE 6 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.001 par value.

Common Stock

As of April 30, 2026 and January 31, 2026, the issued and outstanding common stock was 2,868,000 shares.

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

During the three months ended April 30, 2026 and 2025, the note interest was $2,561 and $1,924, respectively.

As of April 30, 2026 and January 31, 2026, the convertible note was $138,137.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to April 30, 2026 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended April 30, 2026 and 2025, which are included herein.

Three months ended April 30, 2026 compared to three months ended April 30, 2025

	Three Months Ended
	April 30,
	2026	2025	Changes	%

Operating Expenses	$(11,514)	$(14,089)	$2,575	(18%)
Other Income (Expense)	(3,270)	1,295	(4,565)	(353%)
Net Loss	$(14,784)	$(12,794)	$(1,990)	16%

The Company incurred net loss of $14,784 for the three months ended April 30, 2026 compared to a net loss of $12,794 for the three months ended April 30, 2025. The increase in net loss during the three months ended April 30, 2026 was mainly due to a increase in other expenses.

Operating expenses for the three months ended April 30, 2026 were $11,514 compared to $14,089 for the three months ended April 30, 2025.

Other expenses for the three months ended April 30, 2026 were $3,270 compared to other income of $1,295 for the three months ended April 30, 2025. The increase in other expense was due to an increase in interest expense incurred from convertible note.

Liquidity And Financial Condition

Working Capital

	As of	As of
	April 30,	January 31,
	2026	2026	Changes	%

Current Assets	$14	$140	$(126)	(90%)
Current Liabilities	$449,055	$436,776	$12,279	3%
Working Capital Deficiency	$(449,041)	$(436,636)	$(12,405)	3%

Our total current assets as of April 30, 2026 were $14 as compared to total current assets of $140 as of January 31, 2026 due to a decrease in cash.

Our total current liabilities as of April 30, 2026 were $449,055 as compared to total current liabilities of $436,776 as of January 31, 2026. The increase was primarily due to an increase in convertible notes, amount due to related parties and accrued interest.

Our working capital deficit at April 30, 2026 was $449,041 as compared to working capital deficit of $436,636 as of January 31, 2026. The increase in working capital deficiency was mainly attributed to an increase in convertible notes, amount due to related parties and accrued interest.

Cash Flows

	Three Months Ended
	April 30,
	2026	2025	Changes	%

Cash flows used in operating activities	$(782)	$(14,624)	$13,842	(95%)
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	-	17,950	(17,950)	(100%)
Effect of exchange rate changes on cash	691	(3,205)	3,896	(122%)
Net changes in cash	$(91)	$121	$(212)	(175%)

Operating Activities

Net cash used in operating activities was $782 for the three months ended April 30, 2026 compared with net cash used in operating activities of $14,624 during the three months ended April 30, 2025.

During the three months ended April 30, 2026, the net cash used in operating activities was attributed to net loss of $14,784 reduced by depreciation of $153 and net changes in operating assets and liabilities of $13,849.

During the three months ended April 30, 2025, the net cash used in operating activities was attributed to net loss of $12,794 reduced by depreciation of $146 and increased by net changes in operating assets and liabilities of $1,976.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2026 and 2025.

Financing Activities

During the three months ended April 30, 2026 and 2025, net cash from financing activities was $0 and $17,950, respectively. During the three months ended April 30, 2025, we received proceeds from issuance of convertible note to a non-affiliate of $17,300 and proceeds from related party of $650.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company’s current liabilities exceeded its current assets by $449,041, has an accumulated deficit of $434,575 and shareholders’ deficit of $448,203 as of April 30, 2026. For the three months ended April 30, 2026, the Company suffered a net loss of $14,784 and negative operating cash flow of $782. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the financial support from its major shareholder and its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2026. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2026.

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

STARGUIDE GROUP, INC.

Dated: October 07, 2026	By:	/s/Lu Mei Xian
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

Dated: October 07, 2026	/s/Lu Mei Xian
Lu Mei Xian
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

